Form 10QSB
period 2001-03-31
COR DEVELOPMENT LLC
filed 2001-05-31
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 03/31/2001
                        Commission file number 333-41636

                              COR DEVELOPMENT, LLC
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Kansas                                   48-1229527
 -----------------------------           -----------------------------------
 (State or other jurisdiction           (IRS Employer Identification Number)
    of incorporation or
       organization)

                                    13720 Roe
                              Leawood, Kansas 66224

                    ----------------------------------------
                    (Address of principal executive offices)


                                  913-897-0120
                ------------------------------------------------
                (Issuer's telephone number, including area code)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]      No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of May 7, 2001, the issuer had outstanding 252,350 common units and 596,803 preferred units.

                                      INDEX

PART I FINANCIAL INFORMATION  ..........................................4

     Item 1. Financial Statements  .....................................4

          Statement of Assets and Liabilities as of
          March 31, 2000 (unaudited)                       .............4

          Statement of Revenue and Expenses January through
          March 31, 2001 (unaudited)                       .............5

     Item 2. Management's Discussion and Analysis or Plan
             of Operation)                                 .............5

PART II OTHER INFORMATION  .............................................6

     Items 1 Legal Proceedings   .......................................6
     Items 2 Changes in Securities and Use of Proceeds  ................7
     Items 3 Defaults Upon Senior Securities  ..........................7
     Items 4 Submission of Matters to a Vote of Security Holders  ......7
     Items 5 Other Information  ........................................7
     Items 6 Exhibits and Reports on Form 8-K  .........................7


                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

   Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, there can be no assurance that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

      general economic and business conditions, both nationally and in the regions in which we operate;

      demographic changes;

      existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

      our ability to manage the contemplated construction and to find tenants to occupy the proposed constructed space;

      liability and other claims asserted against us;

      competition in the commercial property lease marketplace;

      our ability to attract and retain qualified personnel;

      changes in generally accepted accounting principles; and

      the   availability   and  terms  of  capital  to  fund  the   contemplated
      construction of the buildings.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other SEC filings.

   ANY   FORWARD-LOOKING   STATEMENTS  INCLUDED  IN  THIS  FORM  10-QSB  REFLECT
MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              COR Development, LLC
                       Statement of Assets and Liabilities
                              As of March 31, 2001

                                                                March 31, 2001
         ASSETS
           Current Assets
                    Checking/Savings
                    Merrill Lynch                                   404,780.18
                                                                 -------------
           Total Checking/Savings                                   404,780.18
                                                                 -------------
           Total Current Assets                                     404,780.18

           Fixed Assets
                    Land Purchase-Hard Cost                      11,227,250.00
                    Land Purchase-Soft Cost                          44,557.09
                    Land Development-Hard Cost
                            Site Clearing                             6,780.00
                                                                 -------------

                    Total Land Development-Hard Cost                  6,780.00

           Land Development-Soft Cost
                    Architect Fees                                   86,036.54
                    Meeting Expenses                                  1,970.29
                    Postage                                           3,712.71
                    Printing & Brochures                             27,359.77
                    Professional Expenses                            48,895.38
                    Unclassified                                     60,867.38
                    Contributions from Members                      -12,000.00
                                                                 -------------

                    Total Land Development-Soft Cost                216,842.07
                                                                 -------------
           Total Fixed Assets                                    11,495,429.16
                                                                 -------------
         TOTAL ASSETS                                            11,900,209.34
                                                                 =============

         LIABILITIES & EQUITY
                  Liabilities
                           Current Liabilities
                   Other Current Liabilities
                                            Note-Gold Band        3,600,000.00
                                                                 -------------
                           Total Other Current Liabilities        3,600,000.00
                                                                 -------------
                           Total Current Liabilities              3,600,000.00
                                                                 -------------
         Total Liabilities                                        3,600,000.00
         Equity
                  Members Investments                             8,276,695.33
                  Retained Earnings                                  12,245.82
                  Net Income                                         11,068.19
                                                                 -------------
         Total Equity                                             8,300,209.34
                                                                 -------------

TOTAL LIABILITIES & EQUITY                                       11,900,209.34
                                                                 =============

                              COR Development, LLC
                        Statement of Revenue and Expenses
                           January through March 2001

                                                              Jan - Mar 01
           Ordinary Income/Expense
                   Expense
                          Bank Service Charges                     42.00
                                                                --------
                  Total Expense                                    42.00
                                                               ---------

         Net Ordinary Income                                      -42.00

         Other Income/Expense
                Other Income
                          Dividend Income-Money Fund           11,110.19
                                                               ---------
                  Total Other Income                           11,110.19
                                                               ---------
         Net Other Income                                      11,110.19
                                                               ---------
Net Income                                                     11,068.19
                                                               =========

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The Registrant, COR Development, LLC, a Kansas limited liability company, has not had any revenues during the past two (2) years.

   For the next twelve (12) months, the Registrant, COR Development will be actively involved in the development of the 47 acres that were purchased in part with the proceeds of the offering of the common units and preferred units. During the next few months, COR Development will be finalizing the site plans for the building of the facilities for the office and retail space. We will then be conducting meetings with the staff of the City of Leawood, Kansas and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction of the facilities.

   We will employ a construction company for the construction of the facilities and the overall management of the construction. As of this date, we have selected Walton Construction Co., Inc. to act as the general contractor for the building of the facilities, but no contract has been executed for these services. As of this date, we also have selected a company to serve as the entity to assist with securing the approval of the site plans and to obtain tenants for the facilities.

   During the coming twelve months, construction will commence on the facilities. This construction will involve selective demolition, earthwork, construction of underground duct and utility structures, construction of sanitary sewerage and storm drainage and installation of pavement.

   At this time, we have sufficient cash to proceed forward with the development of the real estate until we obtain a construction loan. We anticipate obtaining a construction loan at the end of the current calendar year or at the beginning of the next calendar year. We currently anticipate that the principal amount of the construction loan will be approximately $39,000,000. This construction loan will provide sufficient funds to proceed with the construction. If a construction loan is not obtained, we will not be able to continue with the construction of the facilities.

   Based upon the current site plans, there will be approximately 500,000 square feet of retail, hotel and office space. The facilities will be on 36 acres. The current site plans will include a 120-room hotel, 197,000 square feet of retail space, 243,000 square feet of office space, a bank and five restaurants. The current site plans provide more square feet of retail and office space then originally anticipated in the prospectus which indicated a combined 329,000 square feet of retail and office space. The reconfiguration of the facilities on the property has allowed for more space to use and to rent.

The construction will continue for an extended time. We anticipate that the construction of all of the facilities should occur in 2005.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   The Registrant is not currently involved in any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

   There have been no changes in the terms of, or the rights evidenced by, the registered securities. There have been no sales of unregistered securities.

   The effective date of the registration statement of Registrant was November 3, 2000. The offering was commenced on November 6, 2001. No sales of securities were made until January 2001.

   There are two classes of securities, common units and preferred units. The offering has now terminated before all of the registered common units and preferred units were sold. A total of 1,600,000 units were registered that consisted of a collective 1,600,000 of common units and preferred units. The Registrant could only offer a total of 1,600,000 units. To the date of the termination of the offering on May 7, 2001, 252,350 common units and 596,803 preferred units were sold, which provided proceeds of $8,491,530. The offering price was $10.00 per unit for either a preferred unit or a common unit. There was no underwriter engaged or employed for this offering. The amount registered of each class of security, the aggregate price of the offering amount registered, the amount sold of each security and the aggregate offering price of the amount sold are as follows:

TITLE OF EACH                                                       AGGREGATE
 REGISTERED           AMOUNT         AGGREGATE         AMOUNT        OFFERING
 SECURITY           REGISTERED     OFFERING PRICE       SOLD        PRICE SOLD

Common Units        1,600,000       $16,000,000        252,350      $2,523,500

Preferred Units     1,600,000       $16,000,000        596,803      $5,968,030

   From the effective date of the registration statement to March 31, 2001, the amount of the expenses incurred with respect to the issuance and distribution of the securities was $49,894.60 for legal fees, accounting fees and the costs of the printing of prospectuses and unit certificates.. As disclosed in the registration statement, Arthur E. Fillmore, II, one of the managers of Registrant, is a member of Craft Fridkin & Rhyne, L.L.C. This firm provided legal counsel to Registrant during the registration of its securities. Mr. Fillmore, however, did not charge Registrant any fees for any of his time spent in the registration process.

   The total amount of proceeds available from the effective date of the registration statement, November 3, 2000, to March 31, 2001 was $6,331,885.40. Out of these proceeds, the Registrant used the sum of $5,406,807.09 to purchase real estate on which it will build facilities that will consist of office and retail space. The Registrant also had the sum of $404,780.18 invested in an account offering interest on such funds. The Registrant used the sum of $ 347,591.43for its working capital needs during this time. No managers of the Registrant or persons owning ten percent (10%) or more of any class of these securities received any of these payments.

   The use of the proceeds set forth above does not constitute a material change in the use of proceeds set forth in the prospectus of the Registrant.

Item 3. Defaults Upon Senior Securities.

   There have no defaults on any indebtedness of Registrant.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters have been submitted to a vote of the holders of the registered securities.

Item 5. Other Information.

   There is no other information to be submitted.

Item 6. Exhibits and Reports on Form 8-K.

   (a) There are no exhibits included with this report.


All exhibits have either been previously filed or are not applicable to the Registrant.

   (b) There has been no Form 8-K filed by Registrant.

SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: May 30, 2001                       By:/s/ Robert M. Adams
                                            ----------------------------------
                                                Robert M. Adams, Manager of
                                                COR Development, LLC
   SIGNATURE                                               TITLE