Form 10QSB
period 2001-06-30
COR DEVELOPMENT LLC
filed 2001-08-30
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2001

Commission file number 333-41636


COR DEVELOPMENT, LLC
--------------------------------------------------------------------------------
Exact name of small business issuer as specified in its charter)

	Kansas						48-1229527
-----------------------------			------------------------------------
	(State or other jurisdiction		(IRS Employer Identification Number)
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

Yes  [X]      No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2001, the issuer had outstanding 252,350 common units and 596,803 preferred units.

INDEX

PART I FINANCIAL INFORMATION  ...........................................4

Item 1. Financial Statements  ...........................................4

Statement of Assets and Liabilities as of
June 30, 2001 (unaudited)................................................4

Statement of Revenue and Expenses January through
June 30, 2001 (unaudited) ...............................................6

Item 2. Management's Discussion and Analysis or Plan
Of Operation) ...........................................................6

PART II OTHER INFORMATION  ..............................................7

Items 1 Legal Proceedings  ..............................................7
Items 2 Changes in Securities and Use of Proceeds  ......................7
Items 3 Defaults Upon Senior Securities  ................................8
Items 4 Submission of Matters to a Vote of Security Holders  ............8
Items 5 Other Information  ..............................................8
Items 6 Exhibits and Reports on Form 8-K  ...............................9

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. In particular, your attention is directed to Part I,
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will, "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

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

We have compiled the accompanying statement of assets and liabilities (income tax basis) of COR Development, LLC, as of June 30, 2001, and the related statement of revenue and expenses (income tax basis) for the six months then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statements of cash flow and retained earnings required by generally accepted accounting principles. If the omitted disclosures were included and the other statements were presented, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

The accompanying financial statement have been prepared on the accounting basis used for income tax purposes; consequently, certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation id incurred. Accordingly, the financial statements referred to above are not intended to present financial position and results of operations in conformity with generally accepted accounting principles.

Overland Park, Kansas						Forgy and Company, L.L.C.
August 10, 2001


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              COR Development, LLC
                       Statement of Assets and Liabilities
                              As of June 30, 2001

                                                                June 30, 2001
         ASSETS
           Current Assets
                    Checking/Savings
                    Merrill Lynch                                   280,021.75
                                                                 -------------
           Total Checking/Savings                                   280,021.75
                                                                 -------------
           Total Current Assets                                     280,021.75

           Fixed Assets
                    Land Purchase-Hard Cost                      11,225,694.00
                    Land Purchase-Soft Cost                          44,557.09
                    Land Development-Hard Cost
                            Site Clearing                             6,780.00
                                                                 -------------

                    Total Land Development-Hard Cost                  6,780.00

           Land Development-Soft Cost
                Interest Expense				       8,000.00
		    Advertising/Marketing			      22,694.82
		    Architect Fees                                   173,315.87
		    Compensation				      84,975.08
	          Engineering Fees				      32,150.19
		  Equipment and Furniture			         528.87
		    Insurance					      35,141.00
		    Meeting Expenses                                   3,031.25
                Postage                                                3,876.16
                Printing & Brochures                                  48,070.85
                Professional Expenses                                 60,610.55
		    Staffing						 381.31
		    Travel					         386.28
                Contributions from Members                           -12,000.00
                                                                  -------------

           Total Land Development-Soft Cost                          461,162.23
                                                                  -------------
           Total Fixed Assets                                     11,738,193.32
                                                                  -------------
         TOTAL ASSETS                                             12,018,215.07
                                                                  =============

         LIABILITIES & EQUITY
                  Liabilities
                     Current Liabilities
                       Other Current Liabilities
                         Note-Gold Band        			  3,350,000.00
                                                                 -------------
                           Total Other Current Liabilities        3,350,000.00
                                                                 -------------
                           Total Current Liabilities              3,350,000.00
                                                                 -------------
         Total Liabilities                                        3,350,000.00
         Equity
                  Members Investments                             8,640,565.33
                  Retained Earnings                                  12,245.82
                  Net Income                                         15,403.92
                                                                 -------------
         Total Equity                                             8,668,215.07
                                                                 -------------

TOTAL LIABILITIES & EQUITY                                       12,018,215.07
                                                                 =============

                              COR Development, LLC
                        Statement of Revenue and Expenses
                           January through June 2001

                                                              Jan - Jun 01
           Ordinary Income/Expense
                   Expense
                      Bank Service Charges                   	   42.00
		      Miscellaneous				  - 0.12
                                                                --------
                  Total Expense                                    41.88
                                                               ---------

         Net Ordinary Income                                      -41.88

         Other Income/Expense
                Other Income
                          Dividend Income-Money Fund           15,445.80
                                                               ---------
                Total Other Income                             15,445.80
                                                               ---------
         Net Other Income                                      15,445.80
                                                               ---------
	 Net Income                                            15,403.92
                                                               =========

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The Registrant, COR Development, LLC ("Registrant" or "COR Development"), a Kansas limited liability company, has not had any revenues during the past two (2) years.

   For the next twelve (12) months, the Registrant, COR Development, will be actively involved in the development of the 47 acres that were purchased in part with the proceeds of the offering of the common units and preferred units. During the next few months, COR Development will be finalizing the site plans for the building of the facilities for the office and retail space. We will then be conducting meetings with the staff of the City of Leawood, Kansas and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction of the facilities.

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

   Based upon the current site plans, there will be approximately 500,000 square feet of retail, hotel and office space. The facilities will be on 36 acres. The current site plans will include a 120-room hotel, 197,000 square feet of retail space, 243,000 square feet of office space, a bank and five restaurants. The current site plans provide more square feet of retail and office space then originally anticipated in the prospectus which indicated a combined 329,000 square\ feet of retail and office space. The reconfiguration of the facilities on the property has allowed for more space to use and to rent.

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

   The effective date of the registration statement of Registrant was November 3,2000. The offering was commenced on November 6, 2000. No sales of securities were made until January 2001.

   There are two classes of securities, common units and preferred units.
The offering has now terminated before all of the registered common units and preferred units were sold. A total of 1,600,000 units were registered that consisted of a collective 1,600,000 of common units and preferred units. The Registrant could only offer a total of 1,600,000 units. To the date of the termination of the offering on May 7, 2001, 252,350 common units and 596,803 preferred units were sold, which provided proceeds of $8,491,530. The offering price was $10.00 per unit for either a preferred unit or a common unit. There was no underwriter engaged or employed for this offering. The amount registered of each class of security, the aggregate pric of the offering amount registered, the amount sold of each security and the aggregate offering price of the amount sold are as follows:

TITLE OF EACH                                                       AGGREGATE
 REGISTERED           AMOUNT         AGGREGATE         AMOUNT        OFFERING
 SECURITY           REGISTERED     OFFERING PRICE       SOLD        PRICE SOLD

Common Units        1,600,000       $16,000,000        252,350      $2,523,500

Preferred Units     1,600,000       $16,000,000        596,803      $5,968,030

   From the effective date of the registration statement to June 30, 2001, the amount of the expenses incurred with respect to the issuance and distribution of the securities was $49,894.60 for legal fees, accounting fees and the costs of the printing of prospectuses and unit certificates. As disclosed in the registration statement, Arthur E. Fillmore, II, one of the managers of Registrant, is a member of Craft Fridkin & Rhyne, L.L.C. This firm provided legal counsel to Registrant during the registration of its securities. Mr. Fillmore, however, did not charge Registrant any fees for any of his time spent in the registration process.

   The total amount of proceeds available from the effective date of the registration statement, November 3, 2000, to June 30, 2001 was $8,640,565.33. Out of these proceeds, the Registrant used the sum of $5,406,807.09 to purchase real estate on which it will build facilities that will consist of office and retail space. The Registrant also had the sum of $280,021.75 invested in an account offering interest on such funds. The Registrant used the sum of $280,021.75 for its working capital needs during this time. No managers of the Registrant or persons owning ten percent (10%) or more of any class of these securities received any of these payments.

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

Item 5. Other Information.

    At COR Development's managers meeting on May 8, 2001, two (2) individuals resigned. Those individuals are Gregory R. Walton and Estel Hipp. They resigned to allow their companies to effectively negotiate "arm's-length" contracts or agreements with COR Development. Those two individuals were replaced by
J. Frederick Ball and J. Scott Harrison.

   The managers have recommended the selection of independent auditors, Marks Nelson Vohland & Campbell, LLC, PA ("NMVC"). NMVC has reviewed COR Development's financial data and information, before this document was filed or submitted to the Securities and Exchange Commission. None of the financial statements for COR Development's previous years have contained any adverse opinion or disclaimer of opinion, or was qualified or modified as an uncertainty, audit scope or accounting principles, nor have there been at any time, any disagreements between COR Development and its auditors on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: August 30, 2001                       By:/s/ Robert M. Adams
                                            ----------------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE