Form 10QSB
period 2001-09-30
COR DEVELOPMENT LLC
filed 2001-11-20
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 09/30/2001
                        Commission file number 333-41636

                              COR DEVELOPMENT, LLC
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Kansas                                   48-1229527
 -----------------------------           --------------------------------
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

        Yes  [X]      No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of September 30, 2001, the issuer had outstanding 252,350 common units and 596,803 preferred units.

INDEX

PART I FINANCIAL INFORMATION  ..........................................3

     Item 1. Financial Statements  .....................................4

          Statement of Assets and Liabilities as of
          September 30, 2001 (unaudited)                   .............4

          Statement of Revenue and Expenses January through
          September 30, 2001 (unaudited)                   .............5

     Item 2. Management's Discussion and Analysis or Plan
             of Operation)                                 .............6

PART II OTHER INFORMATION  .............................................7

     Items 1 Legal Proceedings   .......................................7
     Items 2 Changes in Securities and Use of Proceeds  ................7
     Items 3 Defaults Upon Senior Securities  ..........................8
     Items 4 Submission of Matters to a Vote of Security Holders  ......8
     Items 5 Other Information  ........................................8
     Items 6 Exhibits and Reports on Form 8-K  .........................8

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

We have compiled the accompanying statement of assets and liabilities (income tax basis) of COR Development, LLC, as of September 30,2001, and the related statement of revenue and expenses (income tax basis) for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statements of cash flows and retained earnings required by generally accepted accounting principles. If the omitted disclosures were included and the other statements were presented, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

The accompanying financial statements have been prepared on the accounting basis used for income tax purposes; consequently, certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred. Accordingly, the financial statements referred to above are not intended to present financial position and results of operations in conformity with generally accepted accounting principles.

Overland Park, KS					Forgy and Company, L.L.C.
October 8, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              COR Development, LLC
                       Statement of Assets and Liabilities
                              As of September 30, 2001

                                                              September 30, 2001
         ASSETS
           Current Assets
                    Checking/Savings
                    Merrill Lynch                                   78,791.59
                                                                 -------------
           Total Checking/Savings                                   78,791.59
                                                                 -------------
           Total Current Assets                                     78,791.59

           Fixed Assets
                    Land Purchase-Hard Cost                     11,225,694.00
                    Land Purchase-Soft Cost                         44,557.09
                    Land Development-Hard Cost
                            Site Clearing                           19,943.00
                                                                 -------------

                    Total Land Development-Hard Cost                19,943.00

           Land Development-Soft Cost
                Interest Expense				     8,000.00
		    Advertising/Marketing			    51,493.31
		    Architect Fees                                 218,692.49
		    Compensation				   144,975.08
	          Engineering Fees				    64,220.33
    Entertainment                                                       42.25
    Equipment and Furniture			         	     5,023.94
		    Insurance					    35,141.00
		    Meeting Expenses                                 6,981.21
                Postage                                              4,908.56
                Printing & Brochures                                51,445.34
                Professional Expenses                               88,937.24
		    Staffing					    10,531.49
		    Travel					     3,151.12
    Telephone                                                          658.74
    Unclassified                                                    16,818.56
    Contributions from Members                                     -12,000.00
                                                                  -------------

           Total Land Development-Soft Cost                        701,020.66
                                                                  -------------
           Total Fixed Assets                                     11,991,214.75
                                                                  -------------
         TOTAL ASSETS                                             12,070,006.34
                                                                  =============

         LIABILITIES & EQUITY
                  Liabilities
                     Current Liabilities
                       Other Current Liabilities
                         Note-Gold Band        			  3,400,000.00
                                                                 -------------
                           Total Other Current Liabilities        3,400,000.00
                                                                 -------------
                           Total Current Liabilities              3,400,000.00
                                                                 -------------
         Total Liabilities                                        3,400,000.00
         Equity
                  Members Investments                             8,640,565.33
                  Retained Earnings                                  12,245.82
                  Net Income                                         17,195.19
                                                                 -------------
         Total Equity                                             8,670,006.34
                                                                 -------------

TOTAL LIABILITIES & EQUITY                                       12,070,006.34
                                                                 =============



                              COR Development, LLC
                        Statement of Revenue and Expenses
                           January through September 2001

                                                              Jan - Sep 01
           Ordinary Income/Expense
                   Expense
                      Bank Service Charges                         42.00
		      Miscellaneous				  - 0.12
                                                                --------
                  Total Expense                                    41.88
                                                               ---------

         Net Ordinary Income                                      -41.88

         Other Income/Expense
                Other Income
                          Dividend Income-Money Fund           17,237.07
                                                               ---------
                Total Other Income                             17,237.07
                                                               ---------
         Net Other Income                                      17,237.07
                                                               ---------
	 Net Income                                            17,195.19
                                                               =========

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The Registrant, COR Development, LLC ("Registrant" or "COR Development"), a Kansas limited liability company, has not had any revenues during the past two (2) years, with the exception of dividend income. Dividend income for the period from January through September, 2001 totaled $17,237.07.

   For the next twelve (12) months, the Registrant, COR Development, will be actively involved in the development of the 47 acres that were purchased in part with the proceeds of the offering of the common units and preferred units.
In late October, 2001, COR Development finalized and filed with the City of Leawood, Kansas, site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Response from the City of Leawood is pending, and we expect that such response will take a minimum of three to five months. In the interim, we anticipate that we will be conducting meetings with the staff of the City of Leawood and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction of the facilities.

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

   We anticipate that during the coming twelve months, construction will commence on the facilities. At this time, we have sufficient cash to proceed forward with the development of the real estate until we obtain a construction loan. We anticipate obtaining an initial construction loan in the first half of the next calendar year. We currently anticipate that the principal amount of this initial construction loan will be approximately $3,000,000 to $5,000,000, which we plan to use toward construction of development infrastructure. This infrastructure construction is expected to involve selective demolition, earthwork, construction of underground duct and utility structures, construction of sanitary sewerage and storm drainage, and installation of pavement.

  We anticipate that all construction loans necessary to bring the development to completion will ultimately total approximately $39,000,000. If this amount of total construction loans is not obtained, we will not be able to complete the construction of the facilities.

   Based upon the current site plans, there will be approximately 450,000 square feet of retail, hotel and office space. The facilities will be on 34 acres. The current site plans will include a 120-room hotel, 239,000 square feet of retail and hotel space, 211,000 square feet of office space, a bank and three restaurants. The current site plans provide more square feet of retail and office space then originally anticipated in the prospectus which indicated a combined 329,000 square feet of retail and office space. The reconfiguration of the facilities on the property has allowed for more space to use and to rent.

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


   From the effective date of the registration statement to September 30, 2001, the amount of the expenses incurred with respect to the issuance and distribution of the securities was $49,894.60 for legal fees, accounting fees and the costs of the printing of prospectuses and unit certificates. As disclosed in the registration statement, Arthur E. Fillmore, II, one of the managers of Registrant, is a member of Craft Fridkin & Rhyne, L.L.C. This firm provided legal counsel to Registrant during the registration of its securities. Mr. Fillmore, however, did not charge Registrant any fees for any of his time spent in the registration process.

   The total amount of proceeds available from the effective date of the registration statement, November 3, 2000, to September 30, 2001 was $8,640,565.33. Out of these proceeds, the Registrant used the sum of $5,406,807.09 to purchase real estate on which it will build facilities that will consist of office and retail space. The Registrant also had the sum of $78,791.59 invested in an account offering interest on such funds. The Registrant used the sum of $78,791.59 for its working capital needs during this time. No managers of the Registrant or persons owning ten percent (10%) or more of any class of these securities received any of these payments.

   The use of the proceeds set forth above does not constitute a material change in the use of proceeds set forth in the prospectus of the Registrant.

Item 3. Defaults Upon Senior Securities.

   There have been no defaults on any indebtedness of Registrant.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters have been submitted to a vote of the holders of the registered securities.

Item 5. Other Information.

   The Registrant filed its Form 12b-25 on November 14, 2001 stating that (i) Registrant's quarterly financial statements could not be reviewed and completed within the prescribed time period because the Registrant has only recently engaged financial auditors to perform independent review of quarterly financial statements, and that (ii) these associated delays could not have been avoided without unreasonable effort or expense.

   In order to ensure timely filing, this Report is being filed without review of the quarterly financial statements by an independent auditor. Review will be obtained as soon as possible after filing of this Report, and any material change to the quarterly financial statements necessitated by such review will be promptly reported by means of an amendment to this Report.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: November 30, 2001                    By:/s/ Robert M. Adams
                                            ----------------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE