Form 10-Q/A
period 2001-09-30
COR DEVELOPMENT LLC
filed 2002-02-04
CIK 1119529

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

We have compiled the accompanying statement of assets and liabilities (income tax basis) of COR Development, LLC, as of September 30, 2001, and the related statement of revenue and expenses (income tax basis) for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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
February 1, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              COR Development, LLC
                       Statement of Assets and Liabilities
                              As of September 30, 2001

                                                              September 30, 2001
         ASSETS
           Current Assets
                    Checking/Savings
                    Merrill Lynch                                   78,791.59
                                                                 -------------
           Total Checking/Savings                                   78,791.59
                                                                 -------------
           Total Current Assets                                     78,791.59

           Fixed Assets
                    Land Purchase-Hard Cost                     11,225,694.00
                    Land Purchase-Soft Cost                         44,557.09
                    Land Development-Hard Cost
                            Site Clearing                           19,943.00
                                                                 -------------

                    Total Land Development-Hard Cost                19,943.00

           Land Development-Soft Cost
                    Loan Refinance Fee				     8,000.00
	 	    Interest Expense				   225,025.77
		    Advertising/Marketing			    53,493.31
		    Architect Fees                                 218,692.49
		    Compensation				   144,975.08
	            Engineering Fees				    64,220.33
                    Entertainment                                       42.25
                    Equipment and Furniture			     5,023.94
		    Insurance					    35,141.00
		    Meeting Expenses                                 6,981.21
                    Postage                                          4,908.56
                    Printing & Brochures                            51,445.34
                    Professional Expenses                           88,937.24
		    Staffing					    10,531.49
		    Travel					     3,151.12
                    Telephone                                          658.74
                    Unclassified                                    16,818.56
                    Contributions from Members                     -12,000.00
                                                                  -------------

           Total Land Development-Soft Cost                        926,046.43
                                                                  -------------
           Total Fixed Assets                                     12,216,240.52
                                                                  -------------
         TOTAL ASSETS                                             12,295,032.11
                                                                  =============

         LIABILITIES & EQUITY
                  Liabilities
                     Current Liabilities
                       Other Current Liabilities
			 Interest Payable-Gold Bank                 225,025.77
                         Note-Gold Band        			  3,400,000.00
                                                                 -------------
                           Total Other Current Liabilities        3,625,025.77
                                                                 -------------
                           Total Current Liabilities              3,625,025.77
                                                                 -------------
         Total Liabilities                                        3,625,025.77
         Equity
	          Additional Paid In Capital                         77,905.00
                  Members Investments                             8,562,660.33
                  Retained Earnings                                  12,245.82
                  Net Income                                         17,195.19
                                                                 -------------
         Total Equity                                             8,670,006.34
                                                                 -------------

TOTAL LIABILITIES & EQUITY                                       12,295,062.11
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

Item 5. Other Information.

This Amended Report on Form 10-QSB incorporates changes to the financial statements.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: February 4, 2002                      By:/s/ Robert M. Adams
                                            ----------------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE