Form 10KSB
period 2001-12-31
COR DEVELOPMENT LLC
filed 2002-04-17
CIK 1119529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________________ to _____________
Commission File Number: _______________

COR DEVELOPMENT, LLC
(Name of small business issued in its charter)

                Kansas                              48-1229527
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or other organization)             Identification No.)

13720 Roe
Leawood, Kansas 66224
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: 913-897-0120

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 28, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units. Of this number of total units, 60,000 units (17,000 common units and 43,000 preferred units) were held by affiliates including managers of COR Development, LLC. Other than one
(1) unit held by CORnerstone Development, LLC, leaving a total of 796,265 units held by non-affiliates. The units held by non-affiliates were all sold for $10 per unit, and as further explained in "Market for Common Equity and Related Stockholder Matters" below, there is no market for these units. Thus, the aggregate market value of all outstanding units held by non-affiliates was $7,962,650.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ]Yes [ ] No  Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The Definitive Proxy Statement of COR Development, LLC filed on
August 24, 2001 is incorporated by reference into the section, "Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers."

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]
      										INDEX

						PART I

Item 1. Description of Business......................................4

Item 2. Description of Properties....................................7

Item 3. Legal Proceedings............................................7

Item 4. Submission of Matters to a Vote of Security Holders..........8

						PART II

Item 5. Market for Common Equity and Related Stockholder Matters.....10

Item 6. Plan of Operations...........................................12

Item 7. Financial Statements.........................................14

Item 8. Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure.....................................14

						PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act........15

Item 10. Executive Compensation......................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management
		and Other Stockholder Matter.............................18

Item 12. Certain Relationships and Related Transactions..............20

Item 13. Exhibits, Financial Statement Schedules, and Reports on
		Form 8-K ................................................20

PART I

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995: FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Matters discussed in this Form 10-KSB contain certain forward-looking statements concerning future expectations. The words "estimate," "project," "anticipate" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by COR from time to time. Important factors that could cause COR's actual performance to differ materially from the forward-looking statements include, but are not limited to:

changes in the general level of economic activity and in the retail and hotel industries in the Kansas City metropolitan area;

competition in the real estate industry;

regulatory matters including our compliance with government regulations;

zoning and issuance of building and other permits;

cost overruns on portions of the anticipated developments;

availability of sufficient capital to support COR's plans;

the impact of terrorism and war on the economy including the tourism market;

our liability for claims asserted against us; and

other factors that could cause actual results to differ materially from those projected.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Description of Business.

(a)  Business Development

COR Development, LLC ("COR") was organized as a Kansas limited liability company on March 24, 2000.

COR's managing member was originally CORnerstone Development, LLC, a Kansas limited liability company ("CORnerstone Development").
In December, 2000, CORnerstone Development appointed six individuals to serve in its place as managers of COR. These six individuals are discussed in more detail below in Item 9, "Directors, Executive Officers, Promoters and Control Persons." The only member or entity with an interest in CORnerstone Development is the Church of the Resurrection--United Methodist, a Kansas nonprofit corporation (the "Church of the Resurrection").

(b)  Business of COR

COR was organized for the purchase and development of 47 acres located at the intersection of 137th and Nall in Leawood, Kansas.
The property and COR's acquisition of it is discussed in Item 2, "Description of Property" below. The proposed development is described in detail under Item 6, "Plan of Operation" below.

IMPORTANT FACTORS

Competition

There has been significant expansion of available commercial office space in Johnson County, Kansas over the past ten years. The vacancy rate for commercial property in Johnson County, Kansas has increased substantially since 2000. Vacancy is generally broken down into northern Johnson County and southern Johnson County. The real estate is located in southern Johnson County. At the end of the fourth quarter of 2000, the overall vacancy rate for all commercial property in southern Johnson County was approximately 8%, and by the end of the fourth quarter of 2001 that figure had grown to about 15%. The figure currently stands at approximately 17%. Similarly, overall vacancy in northern Johnson County was approximately 12% at the end of the fourth quarter of 2000, approximately 15% at the end of the fourth quarter of 2001 and stands at about 18% currently.

Meanwhile, average rental rates for commercial property have stabilized and even declined slightly over the same period. The average rental rate for commercial property in southern Johnson County was $21.01 per square foot at the end of the fourth quarter of 2000, $20.67 at the end of the fourth quarter of 2001, and is currently $20.49. The average rental rate for commercial property in northern Johnson County was $16.73 per square foot at the end of the fourth quarter of 2000, $16.34 at the end of the fourth quarter of 2001 and is $16.22 currently.

The above figures are estimates supplied by a third party market information provider and may be subject to aberrations caused by market fluctuations or other factors that may prevent them from fully reflecting market conditions. While we believe they are substantially accurate, we cannot independently verify their accuracy. Further, the figures are only approximations and should be viewed accordingly. We cannot assure you that rental rates at the proposed development would necessarily fall within the range of average rental rates discussed above.

Government

COR's development projects will be subject to approval and regulation by various federal, state, county and municipal agencies, especially insofar as the nature and extent of improvements, zoning, building, environmental, health and related matters are concerned. Generally, governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which have materially affected, and in the future may materially affect, utilization of real properties and the costs associated with developing properties. There can be no assurance that we will be successful in obtaining necessary plan approvals and developmental permits.

In connection with seeking approvals from regulatory authorities of its development plans, COR may be required in the future to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide street lights and/or traffic signals and to make other concessions, monetary or otherwise. COR's ability to perform its development activities may be adversely affected in material respects by restrictions that may be imposed by communities because of inadequate public facilities, such as roads and sewer facilities, and by local opposition to continued growth.

It is possible that in the future increasingly stringent requirements will be imposed on developers in Johnson County, Kansas, where environmental and growth concerns have become prevalent in recent years. Such requirements could result in significant delays in the commencement of projects, discontinuance of certain operations and substantial expenditures that could materially adversely affect COR's results of operations and the value of its land.

As further explained in Item 6, "Plan of Operations" below, we have applied for approval of our site plans and necessary zoning with the City of Leawood, Kansas. At this time, we do believe that the real estate can be appropriately zoned. There is the possibility that zoning consistent with the intended development cannot be secured or that changes could be made to the zoning regulations that may adversely affect the development of the real estate.

Other Business Influences

We are subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from operations will not be sufficient to meet fixed obligations whether from changes in the level of sales of properties and leases of office and retail space or changes in costs of construction or development; adverse changes in economic conditions in Kansas, such as increased costs of labor, marketing and production, restricted availability of financing; adverse changes in the market for real estate due to changes in local economic conditions and adverse changes in national economic conditions; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other operating expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes and tornadoes (which may result in uninsured losses);
and other factors which are beyond the control of COR. Real estate ownership and development are subject to unexpected increases in costs. There can be no assurance that COR's operations will generate sufficient revenue to cover operating expenses and meet required payments on COR's debt obligations.

We intend, to the extent economically advantageous, to sell seven undeveloped pad sites and to develop commercial lease space. Any sharp rise in interest rates or downturn in the international, national or Kansas City area economy could affect COR's profitability. Such factors have tended to be cyclical in nature. Sales of portions of the real estate may be affected adversely by such factors. Other factors that could affect COR's business include the availability of construction materials and labor and changes in the costs thereof (including transportation costs). Our success may be affected by competition from other projects of a similar nature.

COR's real property development will be located in Kansas. As a result, its cash revenues will be exposed to the risks of investment in Kansas and to the attractiveness of, and the economic conditions prevalent in, the Kansas real estate market. While the Kansas real estate market is subject to national economic cycles, the Kansas real estate values are also affected significantly by domestic investment cycles and economic development in Kansas. There can be no assurance that Kansas real estate values will rise, or that, if such values do rise, COR's development will benefit.

High rates of inflation adversely affect real estate development generally because of their impact on interest rates and costs. High interest rates not only increase the cost of borrowed funds to developers, but also have a significant effect on the affordability of permanent mortgage financing for the preparation of the pad sites and the development and construction of the commercial buildings and to prospective purchasers. High rates of inflation may permit us to increase the prices charged in connection with the contemplated sales of the pad sites and the commercial buildings, subject to economic conditions in the real estate industry generally and local market factors.

Employees

COR currently has no employees and we contemplate that COR will employ very few, if any, individuals in the future.

Item 2.  Description of Property

COR was organized for the purchase and development of 47 acres located at the intersection of 137th and Nall in Leawood, Kansas.
This real estate was purchased pursuant to a certain Real Estate Contract, dated January 24, 2000, between L & F Land Company, a
Kansas general partnership,  and the Church of the Resurrection.
The Real Estate Contract lapsed by its terms on April 15, 2000 but was reinstated and amended in accordance with a certain Reinstatement and Amendment of Real Estate Contract, dated June 12, 2000, between L & F Land Company and the Church of the Resurrection. This Real Estate Contract is for the purchase of the real estate. The Real Estate Contract was assigned to COR on June 19, 2000, and the Purchase closed on January 2, 2001.

COR purchased the real estate on January 2, 2001 for $11,256,808, including closing costs of $29,558. To make the purchase, COR used $5,500,000 in proceeds from a loan extended to COR by Gold Bank of Leawood, Kansas, and $5,756,808 in proceeds from sales of COR
Common Units and Preferred Units during the period from January 2001 to May 7, 2001. The sale of these units is discussed in more detail in Item 5, "Market for Common Equity and Related Stockholder Matters."

Item 3.  Legal Proceedings.

COR is involved in no legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

During COR's fiscal quarter ended September 30, 2001, the following items were submitted to a vote of COR members by solicitation of proxies:

(a)  COR's Annual Meeting of Members was held September 17, 2001.
On all matters submitted to vote at the Annual Meeting, each member was entitled to one vote for each Common Unit or Preferred Unit held. As of the record date of August 7, 2001, there were 252,350 Common Units outstanding and 596,803 Preferred Units outstanding, for a total of 849,153 units outstanding and 849,153 total votes eligible. 483,682 votes (56.7% of the 849,153 total votes eligible) were present at the Annual Meeting in person or by proxy. See Item 5, "Market for Common Equity and Related Stockholder Matters" below for a further description of the Common Units and Preferred Units, including the number of units outstanding as of December 31, 2001.

(b) No managers were elected at the Annual Meeting. The following managers continued their terms as managers of COR after the Annual
Meeting:

Robert M. Adams
J. Frederick Ball
Steven L. Eginoire
Arthur E. Fillmore, II
J. Scott Harrison
James M. Selle

These managers are further described under Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a)of the Exchange Act."

(c) At the Annual Meeting, the members of COR also approved the following:

Amendments to COR Operating Agreement

The members of COR approved certain amendments to the COR Operating Agreement. In summary, those amendments are as follows:

(i)  Inconsistency Regarding Authority to Determine Distributions

The Operating Agreement as originally adopted had an inconsistency regarding who may determine if distributions are to be made to the holders of the Common Units or the Preferred Units. Section 6.2(iii) of the Operating Agreement originally provided that the members of COR determine if a distribution is to be made to the holders of the Common Units or the Preferred Units. In other provisions of the original Operating Agreement, the managers were given the authority to determine if these distributions are to be made.

The managers believed that it was necessary to eliminate this inconsistency and accordingly they submitted an amendment to Section
5.1.3.1 as Proposal One and proposed the deletion of Section 6.2(iii) as Proposal Two at the Annual Meeting. The members approved Proposal One and Proposal Two. The number of votes for and against, and the number of abstentions on these proposals at the Annual Meeting are set forth in the following table:

PROPOSAL ONE

	Votes and Abstentions		 Number
	Votes For			       480,510
	Votes Against			   3,000
	Abstentions		                 172

PROPOSAL TWO

	Votes and Abstentions		 Number
	Votes For		        	480,510
	Votes Against			  3,000
	Abstentions		                172

(ii)  Limitation on Managers' Ability to Employ a Member

The Operating Agreement as originally adopted included a provision regarding compensation of a member that may have limited the managers' ability to employ any member and compensate him or her appropriately.
Section 6.2(vi) of the Operating Agreement originally provided that the members of COR Development determine if any compensation should be paid to a member for services. Because members would generally only be able to act at an annual or special meeting with notice having to be printed and sent out to all members, the cost for the members to make this determination would have been much greater than the managers meeting to make that determination. Further, because the managers may wish at some time to employ a member for his or her services, the managers' ability to do so would have been greatly limited if a meeting of the members had to be called before the managers could employ that person and compensate him or her appropriately.

The managers believed that it was necessary to eliminate this limitation and accordingly proposed the deletion of Section 6.2(vi), and a corresponding amendment to the last paragraph of Section 6., as Proposal Three at the Annual Meeting. This amendment to the last paragraph of
Section 6.2 also effected changes proposed by the managers under Proposal One and Proposal Two. The members approved Proposal Three. The number of votes cast for and against, and the number of abstentions on Proposal Three at the Annual Meeting are set forth in the following table:

PROPOSAL THREE

	Votes and Abstentions		 Number
	Votes For			      460,510
	Votes Against			  3,000
	Abstentions		             10,172

(iii)  Proper Allocation of Profit and Loss

The managers recommended an amendment to Article VIII of the COR Operating Agreement to properly allow for the allocation of profit and loss. To achieve this purpose, the managers submitted an amendment to
Article VIII as Proposal Four at the Annual Meeting. The members approved Proposal Four. The number of votes cast for and against, and the number of abstentions on Proposal Four at the Annual Meeting are set forth in the following table:

PROPOSAL FOUR

	Votes and Abstentions		 Number
	Votes For				457,510
	Votes Against			  2,000
	Abstentions				 12,672

Ratification of Auditors

At the Annual Meeting the members of COR also ratified Marks Nelson Vohland & Campbell, LLC, PA ("MNVC") as COR's auditors. The number of votes for and against, and the number of abstentions regarding this ratification (submitted to the members as Proposal Five at the Annual Meeting) are set forth in the following table:

PROPOSAL FIVE

	Votes and Abstentions		 Number
	Votes For				485,510
	Votes Against			      0
	Abstentions				    672

As further explained in Item 8, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" below, MNVC resigned as our auditors because their firm's insurance coverage may not extend to audits performed for SEC reporting companies.
When Marks Nelson Vohland & Campbell, LLC, PA informed us of their decision, the Managers exercised their authority to retain
Mayer Hoffman McCann, PC of Kansas City, Missouri, as our auditors.
We will present Mayer Hoffman McCann, PC to the members of COR at the 2002 Annual Meeting of Members of COR for ratification as COR's auditors.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There have been no changes in the terms of, or the rights evidenced by, the registered securities. There have been no sales of unregistered securities.

The following use of proceeds information is being disclosed in connection with COR's registration statement filed on Form SB-2 with an effective date of November 3, 2000, SEC File Number 333-41636. The offering was commenced on November 6, 2000 but no sales of securities were made until January 2001. The offering terminated on May 7, 2001.

The offering included two classes of securities, Common Units and Preferred Units. The offering terminated before all of the registered Common Units and Preferred Units were sold. A total of 1,600,000 units were registered that consisted of a collective 1,600,000 of common units and preferred units. From January 2001 to the date of the termination of the offering on May 7, 2001, 252,350 Common Units and 596,803 Preferred Units were sold, which provided proceeds of $8,491,530. The offering price was $10.00 per unit for either a Common Unit or a Preferred Unit. No underwriter was engaged or employed for this offering. The amount registered of each class of security, the aggregate price of the offering amount registered, the amount sold of each security and the aggregate offering price of the amount sold are as follows:


TITLE OF EACH                                                  AGGREGATE
REGISTERED       AMOUNT         AGGREGATE         AMOUNT        OFFERING
SECURITY         REGISTERED     OFFERING PRICE    SOLD        PRICE SOLD

Common Units       1,600,000    $16,000,000       252,350     $2,523,500

Preferred Units    1,600,000    $16,000,000       596,803     $5,968,030

As of March 28, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

There has been no market for these units and we currently contemplate that there will be no public market for the units. No underwriter was involved in the above sales. No underwriting discounts were extended and no commissions were paid in connection with the above sales. COR has not declared any dividends on either the Common Units or Preferred Units during the last two fiscal years or in any subsequent period. We do not anticipate that COR will issue any dividends on either the Common Units or Preferred Units for the foreseeable future.

From the effective date of the registration statement to December 31, 2001, the net offering proceeds available from the sales of COR Common Units and Preferred Units, after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. From the effective date of the registration statement to December 31, 2001, COR used $5,756,808 from equity contributions by COR members and $5,500,000 in proceeds from a bank loan to purchase the real estate. From January through April, 2001, COR used members' equity contributions to repay a total of $2,150,000 of the bank loan. COR also invested 280,021.75 in an interest bearing account during that period.

The net offering proceeds available from the sales of COR Common Units and Preferred Units after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. To pay the purchase price, COR used $5,756,808 from equity contributions by COR members and $5,500,000 in proceeds from a bank loan. COR subsequently used members' equity contributions to repay a total of $2,150,000 of the bank loan and invested 280,021.75 in an interest bearing account.

The use of the proceeds set forth above does not constitute a material change in the use of proceeds set forth in the prospectus of the Registrant.

COR has made the following sales of unregistered securities within the past three (3) years:

                                     Total
                         Price       Offering
Date         # Units     per Unit    Price          Buyer

3/31/00          1        $10.00     $10.00    CORnerstone
							     Development, LLC

No underwriter was involved in the above sale. No underwriting discounts were extended and no commissions were paid in connection with the above sale. The net offering proceeds from the sale were $10.00 and were used toward COR's working capital needs.

Item 6.  Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

COR has not had any revenues during the past two (2) years.

For the next twelve (12) months, COR will be actively involved in the development of 47 acres located at the intersection of 137th and Nall in Leawood, Kansas. This property and our purchase of it is further described under Item 2, "Description of Property."

We expect COR'S primary sources of revenue to be:

      1) the sale of seven undeveloped pad sites over the next three years;
      2)  the leasing of space in the commercial buildings; and
      3) the sale of the commercial buildings after a period of operation and at the time that holders of a majority of the units shall approve the sale, which is currently contemplated to be by the end of 2015.

We propose to accomplish four purposes with the real estate. First, we will develop and sell seven pad sites over the next three years. Second, we plan to develop and build commercial office and retail space and will engage a management company to lease this space. Based upon the current site plans, there will be approximately 450,000 square feet of retail, hotel and office space. The facilities will be on 34 acres. The current site plans will include a 120-room hotel, 239,000 square feet of retail and hotel space, 211,000 square feet of office space, a bank and three restaurants. The current site plans provide more square feet of retail and office space then originally anticipated in the prospectus which indicated a combined 329,000 square feet of retail and office space. The reconfiguration of the facilities on the property has allowed for more space to use and to rent.

Third, we plan to donate a total of approximately 15 acres to the Church of the Resurrection for use in the development of its worship and educational facilities. Fourth, we plan to develop the commercial buildings in a manner that provides parking fields that can be utilized by the Church of the Resurrection for its Sunday services and other programs and activities.

As explained above under "Description of Business," Johnson County, Kansas has experienced a significant expansion of commercial office space over the past ten years. Since 2000, the vacancy rate for commercial property in Johnson County has increased substantially while average rental rates for commercial property have stabilized and even declined slightly. These market conditions may make it difficult or infeasible to reach our projected vacancy and rent targets.

We anticipate that construction on the facilities will commence in autumn, 2002. In late October, 2001, we finalized and filed with the City of Leawood, Kansas, site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Response from the City of Leawood is pending, and at the time of filing we expected that such response would take a minimum of three to five months. We are still awaiting response. In the interim, we anticipate that we will be conducting meetings with the staff of the City of Leawood and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction of the facilities.

However, we cannot assure you that the City of Leawood will approve the site plans, grant the necessary zoning or issue any or all of the necessary permits required for us to develop the real estate as proposed. If the City of Leawood fails to approve the site plans in substantially their current form or fails to grant the requested zoning, or if the City of Leawood or other local governments or regulatory authorities fail to issue one or more necessary permits, we anticipate that we will not be able to conduct the development without significant revision to our current plan of operation.

We will employ a construction management company to take responsibility for the overall management of the construction, including preparing the pad sites for sale and developing and constructing the commercial buildings. As of December 31, 2001, we had tentatively selected
Walton Construction Co., Inc. to act as the general contractor for the building of the facilities. We also plan to employ a real estate development management company to assist with securing the approval of the site plans, to provide leasing services including obtaining tenants for the facilities, and to manage maintenance of the buildings. As of December 31, 2001, we had tentatively selected Red Development Services, L.L.C. to serve as development manager. As of December 31, 2001, no contract had been executed with either of these companies.

As explained below in "Certain Relationships and Related Transactions," Estel Hipp and Gregory R. Walton were formerly managers of COR, but resigned so that their companies could negotiate arms length agreements for services to be rendered to COR. Mr. Hipp is working as a leasing and design consultant to Red Development. Mr. Walton is the founder, President and Chief Executive Officer of Walton Construction Co., Inc. Because of their prior experience as managers of COR it is possible that, compared with other companies that might desire to render such services to COR, the companies affiliated with Mr. Hipp and Mr. Walton may have superior access to the decision making process at COR.
Mr. Hipp and Mr. Walton have been invited to select meetings of the managers of COR to discuss their companies, and in the future this practice may continue, but ultimately the managers of COR will control any vote regarding the hiring of any company to provide services to COR.

COR's managers will provide oversight of the construction management company and the leasing management company.

At this time, we have sufficient capital to carry the land for the next twelve (12) months. Assuming the City of Leawood approves our site plans and provides the requested zoning, and assuming that all necessary permits are issued, we have sufficient capital to construct at least some of the pad sites during the next twelve (12) months. However, without a construction loan we do not have sufficient capital to otherwise develop the real estate. We anticipate that we will use such capital only as necessary until we obtain an initial construction loan in the first half of 2002. We currently anticipate that the principal amount of this initial construction loan will be approximately $3,000,000 to $5,000,000, which we plan to use toward construction of development infrastructure. This infrastructure construction is expected to involve selective demolition, earthwork, construction of underground duct and utility structures, construction of sanitary sewerage and storm drainage, and installation of pavement.

We will need to obtain further construction loans to complete development as planned. The development will continue for an extended time - we currently anticipate that construction of all of the proposed facilities should be completed in 2005. We also anticipate that we will need to obtain a total of approximately $39,000,000 in construction loans to complete development. We may not be able to obtain all necessary loans. We are currently attempting to obtain a non-recourse loan and we can provide no assurance that such a loan will be available at all or on terms that are suitable to COR. If we do not obtain approximately $39,000,000 in total construction loans, we expect that we will not be able to complete the construction of all the facilities as proposed.

Further, factors such as cost overruns, unanticipated expenses and other factors may require us to seek more loans than we currently estimate to be necessary. We cannot project the impact that shortfalls in financing, cost overruns or unanticipated expenses might have on our plan of operations, but any of these factors or other factors could defeat our ability to complete the development as proposed.

Item 7.  Financial Statements

COR's financial statements for the fiscal year ending December 31, 2001 and the period from March 24, 2000 (inception) through December 31, 2000 are located below at Item 13, F-1, are incorporated herein.

Item  8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during COR's two (2) most recent fiscal years.

At the 2001 Annual Meeting of Members of COR, the members ratified the selection of Marks Nelson Vohland & Campbell, LLC, PA of Leawood, Kansas as our auditors. However, Marks Nelson Vohland & Campbell, LLC, PA decided to resign because their firm's insurance coverage may not extend to audits performed for SEC reporting companies. When Marks Nelson Vohland & Campbell, LLC, PA informed us of their decision, the managers exercised their authority to retain Mayer Hoffman McCann, PC of Kansas City, Missouri, as our auditors. Prior to their retention on March 12, 2002, we did not consult with Mayer Hoffman McCann, PC on any matters. We will present Mayer Hoffman McCann, PC to the members of COR at the 2002 Annual Meeting of Members of COR for ratification as our auditors.

There have been no disagreements with Marks Nelson Vohland & Campbell, LLC, PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature presented in Item 304 of Regulation S-B. Marks Nelson Vohland & Campbell, LLC, PA resigned before it issued any audited reports for COR, and as such (i) no reports of that firm on the financial statements for the past two fiscal years contain any adverse opinion or disclaimer of opinion, (ii) no such reports were qualified or modified as to uncertainty, audit scope or accounting principles, and (iii) no information has come to the attention of Marks Nelson Vohland & Campbell, LLC, PA that such firm has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements. We have requested that Marks Nelson Vohland & Campbell, LLC, PA furnish us with a letter addressed to the SEC stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. We have requested that Marks Nelson Vohland & Campbell, LLC, PA provide the letter so that it can be filed with the Securities and Exchange Commission contemporaneously with, or within ten business days after, the filing of this Report on Form 10-KSB.


Part III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

Name				      Age		Position with COR

Robert M. Adams			46			Manager
J. Frederick Ball			67			Manager
Steven L. Eginoire		48			Manager
Arthur E. Fillmore, II		55			Manager
J. Scott Harrison			47			Manager
James M. Selle			44			Manager

COR's managing member was originally CORnerstone Development. In December, 2000, CORnerstone Development appointed each of the above individuals to serve in its place as managers of COR. Each of the above managers will serve indefinitely as manager until he resigns or is replaced in accordance with COR's Operating Agreement.

Robert M. Adams is a manager of COR. Mr. Adams is 46 and has been an attorney for more than 20 years. His practice focuses on real estate and corporate matters. Mr. Adams has represented clients in real estate transactions involving the sale, purchase and development of real  estate,  lease  negotiation,  environmental matters  and  the
financing  of  hotel,  office,  commercial,   industrial  and
residential properties on a regional and national basis. He has also been involved in real estate lease enforcement, property tax protest and board of zoning adjustment proceedings. He is a member of Lathrop & Gage L.C. Mr. Adams has a B.S. from Northwestern
University  and a J.D.  from the  University  of Missouri-Kansas City.

J. Frederick Ball is a manager of COR. Mr. Ball is 67 and has worked in the grocery industry his entire life. He is the Chairman and CEO of Four B Corp. D/B/A Ball's Price Chopper & Hen House Markets, which is a family-owned business established by Mr. Ball's parents in 1923 that now consists of 29 grocery stores in the greater Kansas City metropolitan area. He also serves as Chairman of the Board of Associated Wholesale Grocers, a grocery cooperative operating warehouse facilities in Kansas City, Kansas, Springfield, Missouri, and Oklahoma City, Oklahoma. Mr. Ball received a B.S. in business administration from the University of Kansas. He is currently a member and/or serves on the Board for the following organizations: Food Marketing Institute Board of Directors, Kansas City Crime Commission, Kansas City Presidents' Organization, Kaw Valley Children's Center, Kansas University Business School Advisory Board, American Royal Board of Governors YMCA Capital Campaign for Greater Kansas City. He also serves on the board of directors of UMB Bank, N.A., which is an SEC reporting company.

Steven L. Eginoire is a manager of COR. Mr. Eginoire is 48 and has worked in the insurance industry for more than 20 years. Since 1987, Mr. Eginoire has served as the President and Chief Executive officer of Lockton Risk Services, Inc. Lockton Risk Services is a subsidiary of Lockton Companies, Inc., the nation's tenth largest insurance brokerage firm. Lockton Risk Services is an internet-based marketing and insurance services company focusing on associations, franchises and affinity groups. Mr. Eginoire received a B.S. in Insurance from the University of Iowa. He was also past Chairman of the National Risk Retention Association.

Arthur E. Fillmore, II is a manager of COR. Mr. Fillmore is 55 and has been an attorney for more than 25 years. Mr. Fillmore's practice focuses on mergers and acquisitions, corporate and commercial transactions, securities laws and international trade. In addition
to  representing   numerous   closely  held  and  publicly  traded
corporations, he represents numerous technology companies in the start-up and growth stages negotiating capital infusions from investment banking and venture capital firms. Internationally, Mr. Fillmore has advised clients on transactions in Canada, Mexico, the United Kingdom, Western and Central Europe, Hungary and Vietnam. He is a member of Craft Fridkin & Rhyne, L.L.C. Mr. Fillmore has a B.A. in Political Science and a J.D. from the University of Missouri-Columbia.

J. Scott Harrison is a manager of COR. Mr. Harrison is 47 and has worked in the real estate industry for 25 years. Earlier this year Scott affiliated with Kessinger/Hunter & Company, L.C. in Kansas City, Missouri, where he specializes in Corporate Build-to-Suit for lease transactions and was recently appointed Director of Corporate Development. Over the past twenty years, Scott has successfully developed, leased and sold over five million square feet of office, industrial and retail projects. Mr. Harrison began his professional career with Coldwell Banker in 1977 specializing in investment sales. In 1985, after forming his own company, Scott founded the build-to-suit for lease program at Butler Manufacturing Company in Kansas City, Missouri. Scott's primary responsibilities included lease negotiation, tenant credit analysis, transactions pricing, buyer procurement and closing the sale to a passive investor. Mr. Harrison received a B.S. in Business Administration from Kansas University in 1977. For the last three years, Mr. Harrison was the President of The Junior Golf Foundation of Greater Kansas City. In addition, Scott serves as Co-Chairman of the Salvation Army Adult Rehabilitation. Over the past twenty years, Scott has also served on the Boards of The Boys and Girls Club and The Big Brothers and Sisters organizations.

James M. Selle is a manager of COR. Mr. Selle is 44 and has been an attorney for more than 18 years. His practice is in the corporate area. He has experience in commercial transactions, such as sales, acquisitions and financings, and in business structurings. Mr. Selle is a shareholder in Stinson, Mag & Fizzell, P.C. He is a member of the Board of Trustees of the Church of the Resurrection. Mr. Selle has a B.S. in Business Administration and a J.D. from the University of Missouri-Columbia.

Significant Employees

There are no significant employees who are expected to make a significant contribution to COR.

Family Relationships

There are no family relationships among the individuals who will serve managers of COR.

Legal Proceedings

No individual serving as a manager of COR has been involved in legal proceedings that would be material to an evaluation of our management.

Meetings of the Managers

The managers hold regular meetings monthly and special meetings as the COR's business requires. During the past fiscal year the Board held 17 regular meetings including the Annual Meeting, and no special meetings. All managers attended at least 85% of the meetings. COR has no audit, nominating or compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires COR's managers, and persons who own more than ten percent of COR's Common Units or Preferred Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Managers and greater than ten percent shareholders are required by SEC regulations to furnish COR with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by COR, or written representations from certain reporting persons that no Form 4's or 5's were required for such persons, we believe that all filing requirements applicable to COR's managers and greater than ten percent beneficial owners during the period from January 1, 2001 to December 31, 2001, were complied with.

Item 10:  Executive Compensation

COR was organized on March 24, 2000 and. The following table sets forth the compensation for the fiscal year ended December 31, 2001 and 2000, including bonuses and deferred cash compensation (if any), of the managers:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                                -------------------
  (a)                            (b)     (c)        (d)         (e)
                                                               Other
Name and                                                       Annual
Principal                               Salary     Bonus    Compensation
Position                         Year    ($)        ($)          ($)

Robert M. Adams .............    2001       0          0          0
 Manager ....................    2000       0          0          0

J. Frederick Ball ...........    2001       0          0          0
 Manager ....................    2000       0          0          0

Steven L. Eginoire ..........    2001       0          0          0
 Manager ....................    2000       0          0          0

Arthur E. Fillmore, II ......    2001       0          0          0
 Manager ....................    2000       0          0          0

J. Scott Harrison ...........    2001       0          0          0
 Manager ....................    2000       0          0          0

James M. Selle ..............    2001       0          0          0
 Manager ....................    2000       0          0          0


There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any class of COR's securities by managers of COR.

The Company has no long term compensation arrangements with its directors other than those discussed herein.

EMPLOYMENT AND CONSULTING ARRANGEMENTS WITH CURRENT OFFICERS

Mr. Fillmore is a member of the law firm Craft Fridkin & Rhyne, L.L.C., which is providing legal services to COR. Mr. Fillmore is not charging for time dedicated to manager meetings; however, he is charging for legal services rendered in connection with COR's efforts to obtain a tax abatement from the City of Leawood, Kansas. Further, other attorneys who are members or associates of his firm are charging for legal services rendered on other matters. Charges for these services are billed to COR and reviewed and approved by the other COR managers before they are paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

COR has not established any equity compensation plans and we do not expect that COR will do so in the foreseeable future.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 28, 2002, concerning the beneficial ownership of the Company's Common Units and Preferred Units by each manager, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common or preferred units.


Name of			   Number of		  Number of
Individual or		   Common	      %	  Preferred         %
Person in Group		   Units (1)    Class	  Units		Class

MANAGERS

Robert M. Adams (2)	     1,500	    0.59%       1,500          0.25%
2345 Grand Blvd
Suite 2800
Kansas City, MO 64108

J. Frederick Ball						   25,000		4.16%
5300 Speaker Road
Kansas City, KS 66106

Steven L. Eginoire          15,000      5.89%      10,000		1.66%
8700 State Line Road
Suite 100
Leawood, KS 66206

Arthur E. Fillmore, II         500      0.20%
4435 Main St
Suite 1100
Kansas City, MO 64111

J. Scott Harrison						    5,500         0.91%
2600 Grand Blvd
Suite 700
Kansas City, MO 64108

James M. Selle						    1,000         0.17%
1201 Walnut St
Suite 2800
Kansas City, MO 64141

All managers		    17,000     6.67%       43,000        7.15%
as a group (6 persons)


OTHER BENEFICIAL OWNERS

Steven L. Eginoire          15,000      5.89%
8700 State Line Road
Suite 100
Leawood, KS 66206

Michael B. and Ann Hayes    20,000      7.85%
2404 W. 124th Terrace
Leawood, KS 66209

Rosemary Lytle              15,000      5.89%
10180 Shadow Circle
Olathe, KS 66061

Robert Kirkpatrick					  60,000         9.98%
P.O. Box 419692
Kansas City, MO 64141

(1) Unless otherwise noted, all units shown are held by persons possessing sole voting and investment power with respect to such units.

(2) Held jointly between Mr. Adams and his spouse.


Item 12.  Certain Relationships and Related Transactions

As described above in "Employment and Consulting Arrangements with Current Officers," Arthur E. Fillmore, II is a manager of COR and is also a member of the law firm Craft Fridkin & Rhyne, L.L.C., which is providing legal services to COR. Mr. Fillmore is not charging for time dedicated to manager meetings; however, he is charging for legal services rendered in connection with COR's efforts to obtain a tax abatement from the City of Leawood, Kansas. Further, other attorneys who are members or associates of his firm are charging for legal services rendered on other matters. Charges for these services are billed to COR and reviewed and approved by the other COR managers before they are paid.

Estel Hipp and Gregory R. Walton were formerly managers of COR, but resigned so that their companies could negotiate arms length agreements for services to be rendered to COR.

Mr. Hipp is working as a leasing and design consultant to a development management company, Red Development. Previously, Mr. Hipp was a principal of CORnerstone Management, LLC, which rendered services to COR during fiscal year 2001 but is no longer rendering such services.

Mr. Walton is the founder, President and Chief Executive Officer of Walton Construction Co., Inc. As described above in "Plan of Operation," as of December 31, 2001 we had tentatively selected Red Development as development manager for the facilities and Walton Construction Co., Inc. to act as the general contractor for the building of the facilities, but no contract had been signed between COR and either of these companies.

Because of their prior experience as managers of COR it is possible that, compared with other companies that might desire to render such services to COR, the companies affiliated with Mr. Hipp and Mr. Walton may have superior access to the decision making process at COR. Mr. Hipp and Mr. Walton have been invited to select meetings of the managers of COR to discuss their companies, and in the future this practice may continue, but ultimately the managers of COR will control any vote regarding the hiring of any company to provide services to COR.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

                        FINANCIAL STATEMENTS

1.   The following consolidated financial statements of COR
Development, LLC, together with the Independent Auditors Report are filed in this report at Item 13, F-1.
[Contingent on Hal's presentation.]

1.	Independent Auditor's Report

2.	Balance Sheets as of December 31, 2001

3.	Statements of Operations for the Year Ended December 31, 2001 and for
	the Period from March 24, 2000 (Inception) through December 31, 2000

4.	Statements of Changes in Members' Equity for the Year Ended
	December 31, 2001

5.	Statements of Cash Flows for the Year Ended December 31, 2001 and for
	the Period from March 24, 2000 (Inception) through December 31, 2000

6.	Notes to Consolidated Financial Statements


EXHIBIT SCHEDULE

2.    The schedule of exhibits required to be furnished by Item
601 of Regulations S-B is as follows:

1. Articles of Organization of COR Development, LLC(1)

2. Operating Agreement of COR Development, LLC(1)

3. Amendments to the Operating Agreement of COR Development, LLC incorporated by reference to COR's Definitive Proxy Statement filed on August 24, 2001

4. Real Estate Contract between L & F Land Company and Church of the Resurrection-United Methodist, dated January 24, 2000 (1)

5. Reinstatement and Amendment of Real Estate Contract between
L & F Land Company and Church of the Resurrection-United Methodist, dated June 12, 2000 (1)

6. Assignment of Real Estate Contract between Church of the
Resurrection-United Methodist and COR Development, LLC dated
June 19, 2000 (1)

7. Statement from Marks, Nelson, Vohland & Campbell, LLC dated
March 29, 2002.

------------------------

(1)  Filed as exhibit to COR's Registration Statement on Form SB-2 on
July 18, 2000


(b) COR filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

INDEPENDENT AUDITORS' REPORT


To the Members

COR DEVELOPMENT, LLC

We have audited the accompanying balance sheet of COR Development, LLC (a development stage company) as of December 31, 2001 and the related statements of operations, changes in members' equity and cash flows for the year ended December 31, 2001 and the period from inception (March 24, 2000) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Development, LLC (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from inception (March 24, 2000) through December 31, 2001 in conformity with U.S. generally accepted accounting principles.



Kansas City, Missouri
April 16, 2002

F-2
				  COR DEVELOPMENT, LLC
			   (A Development Stage Company)

				    BALANCE SHEET

			        December 31, 2001

				     A S S E T S


LAND,at cost,including costs of development 	      	$ 12,440,854
	of $1,184,046

CASH AND CASH EQUIVALENTS							  -

PROPERTY AND EQUIPMENT, at cost, less accumulated 			4,522
	depreciation

UNAMORTIZED FINANCING COSTS						     18,400

		TOTAL ASSETS						$ 12,463,776

                    L I A B I L I T I E S

ACCOUNTS PAYABLE AND INVESTMENT ACCOUNT OVERDRAFT    	     	    $ 81,951

ACCRUED INTEREST								     280,113

OTHER LOANS AND ADVANCES							88,905

NOTE PAYABLE TO BANK							   3,543,000

		TOTAL LIABILITIES					 	   3,993,969

COMMITMENTS AND CONTINGENCIES						   ____-_____


                     M E M B E R S'  E Q U I T Y

CAPITAL CONTRIBUTED							    8,513,765

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE			(43,958)

		TOTAL MEMBERS' EQUITY					     8,469,807

		TOTAL LIABILITIES AND MEMBERS' EQUITY		  $ 12,463,776

F-3
				COR DEVELOPMENT, LLC
			   (A Development Stage Company)


                       STATEMENTS OF OPERATIONS


					Year Ended 	 March 24, 2000 (Inception)
					December 31,  through December 31,
					2001		  2000		2001
INCOME
	Investment income		$    17,588   $  12,415		$ 30,003


EXPENSES
   General and administrative      68,690         169         68,859
   Depreciation and amortization    5,102          -           5,102
	TOTAL EXPENSES	    	     73,792	        169		  73,961


	NET INCOME (LOSS)  	$   (56,204)   $  12,246	$ (43,958)


Allocated				$   (16,726)   $   3,644	$ (13,082)
 Common units			$   (39,478)   $   8,602	$ (30,876)
 Preferred units
	TOTAL				$   (56,204)   $  12,246	$ (43,958)

Loss per unit			$     (0.07)   $      - 	$      -

F-4
				COR DEVELOPMENT, LLC
			  (A Development Stage Company)

                STATEMENTS OF CHANGES IN MEMBERS' EQUITY



			      	Preferred Units			Common Units
											     	  Deficit
											   	  Accumulated
											        During the    Total
					Units			  Units		        Development   Members'
					Issued    Amounts   Issued      Amounts     Stage	    Equity

Net income for the period
from inception(March 24,2000)
through December 31, 2000	  -      $    -        -        $     -      $ 12,246     $  12,246

Membership units issued for
  cash contributions in public
  offering ($10 per unit)
	January 2001		498,238   4,982,380   201,440	    2,014,440      -         6,996,780
	April 2001			 86,994     869,940    51,410       514,100      -         1,384,040
	May 2001			 16,284     162,840     2,000        20,000      -           182,840

Less legal and other offering
  costs				   -        (35,047)      -         (14,848)     -           (49,895)

Net loss											    (56,204)

Balance,
	December 31, 2001		601,516   $ 5,980,113  254,850  $ 2,533,652  $ (49,958)  $ 8,469,807


F-5
	                       COR DEVELOPMENT, LLC
			       (A Development Stage Company)

	                      STATEMENTS OF CASHFLOW

                                                      Year ended 		March 24, 2000 (Inception)
									December 31		through December 31,
                                                     	 2001               2000           2001


CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)                                   	$ (56,204)      $ 12,246        $ (43,958)
 Adjustments to reconcile net loss to net
  cash flows from operating activities
 Depreciation and amortization                 		    5,102            -              5,102
 Net cash used in operating activities       		  (51,102)        12,246          (38,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	        				    (11,256,808)   	   -         (11,256,808)
Costs of land development	                         (812,237)        (45,671)        (857,908)
Purchase of property and equipment                       (5,024)           -              (5,024)

      NET CASH FLOWS FROM INVESTING                 (12,074,069)        (45,671)     (12,119,740)
			  ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributions from units issued in public
  offering	                 				      8,563,660		   -            8,563,660
Other Loans and advances for the purchase of units   (6,243,518)      6,332,423            88,905
  Net                                                 2,320,142       6,332,423         8,652,565
Proceeds from note payable to bank	                  5,500,000            -            5,500,000
Repayment of note payable to bank	                 (1,957,000)           -           (1,957,000)
Offering costs                                          (49,985)           -              (49,895)
Cost of bank financing						   (8,000)        (15,000)          (23,000)
Overdraft	                                             35,926	         -               35,926

NET CASH FLOWS FROM FINANCING
			  ACTIVITIES	                  5,841,173       6,317,423        12,158,596

			NET INCREASE IN CASH AND CASH
			  EQUIVALENTS                      (6,283,998)      6,283,998               -

			CASH AND CASH EQUIVALENTS,
			  BEGINNING OF PERIOD	           6,283,998              -                 -

			CASH AND CASH EQUIVALENTS,
			  END OF PERIOD                 $      -    	  $ 6,283,998               -

(1)	Summary of significant accounting policies

Nature of development stage activities - COR Development, LLC
(the Company) was organized as a Kansas limited liability company on March 24, 2000 for the purchase and development of 47 acres of undeveloped land located at the intersection of 137th and Nall in Leawood, Kansas adjacent to land and church facilities owned by the Church of the Resurrection-United Methodist, a Kansas nonprofit corporation. According to the terms of the Operating Agreement, the Company is to terminate on March 21, 2050.

The Company received equity contributions totaling $8,563,660 through the sale of 254,850 common units and 601,516 preferred units at $10 per unit during the period from January 2001 to the date of the termination of the offering on May 7, 2001. The preferred units are to receive a preferred participation right measured at 6.5% compounded semi-annually. Common units cannot receive any distributions from the Company until the preferred return is paid and the preferred units are retired or repurchased. As of December 31, 2001, the amount of unpaid,preferred participation rights was approximately $362,485.

The land was purchased pursuant to a real estate contract dated
January 24, 2000 between L & F Land Company, a Kansas general partnership, and the Church of the Resurrection. The real estate contract lapsed by its terms on April 15, 2000 but was reinstated and amended in accordance with a new contract dated June 12, 2000. The real estate contract was then assigned to the Company on June 19, 2000, and the Company purchased the real estate at closing on January 2, 2001 for $11,256,808, including closing costs of $29,558.

The purchase price for the land was funded by a $5.5 million bank loan and the balance of $5,756,808 was provided by equity contributions from the Company's members.

The Company's primary sources of revenue are expected to result from:

1) sale of seven undeveloped pad sites over the next three years;

2) development and leasing of commercial office space; and 3) sale of the commercial buildings after a period of operation and at the time that holders of a majority of the units shall approve the sale, which is expected to be by the end of 2015.

Investment in real estate - Real estate assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs. Capitalized costs are assigned to individual components of the project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. The Company incurred and recorded capitalized interest of $280,113 for the year ended December 31, 2001.

(1)	Summary of significant accounting policies, continued

	In accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. If projected undiscounted cash flow from the asset is less than the related carrying amount then a reduction in the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Company determines fair value using valuation techniques such as discounted expected future cash flows. Since appraisals were not obtained on the Company's properties, recent comparable land sales were used to estimate that the fair value of the land was approximately equal to its carrying value at December 31, 2001. Accordingly, no impairment losses are reflected in the accompanying financial statements.

Depreciation and amortization - Depreciation and amortization are computed by the following methods and useful lives:

Assets				Primary Methods	Estimated Useful Lives

Property and equipment		Straight-line	5 years

Financing costs 		      Straight-line	5 years

Loss per unit - Loss per unit is based on the weighted average number of units. The number of units used in the calculation was 841,785 for the year ended December 31, 2001.

Use of estimates and assumptions - The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include estimates of future cash flows from development and sale of real estate properties and capitalization of certain indirect costs of development. Actual results could differ from those estimates.

(2)	Business segments

The Company currently is engaged in only one business segment: commercial land development, sales and rental operations. The Company's net investment in and the operating results of this activity can be derived directly from the accompanying financial statements.

(3)	Note payable to bank

The Company has a $5.5 million open-end credit agreement with a bank, collateralized by the 47 acres of land purchased. The loan originated on January 2, 2001 and matures on January 2, 2006. The note began bearing 8.75% simple interest; however, on June 7, 2001 the loan was refinanced with 7.175% simple interest. Quarterly interest payments began in April 2002.

(4)	Income taxes

No provision for income taxes has been made in these statements due to the fact that a limited liability company is taxed as a partnership and not as a separate entity. The Company's net income or loss is allocated among the members in accordance with the guidelines in the operating agreement.

Approximately 40% of the Company's members are tax-exempt entities consisting of individual retirement accounts, employee benefit plans and a charitable trust. These tax-exempt entities hold preferred units that could receive allocations of income or gain considered to be "unrelated business taxable income."

A member that is a tax-exempt entity would be required to report as taxable income its pro rata share of the Company's income in excess of $1,000 in any year, that is "unrelated business taxable income". The Company expects to purchase some assets utilizing debt financing. In such an event, the receipt of income or gain from these assets would create "unrelated business taxable income" equal to a portion of such income or gain, depending on the amount of indebtedness with respect to the asset.

In certain circumstances not applicable to employee benefit plans, the continued receipt of "unrelated trade or business taxable income" may cause certain tax-exempt entities to lose their tax exemptions, and in certain circumstances the receipt of any "unrelated business taxable income" may cause all income to be taxable.

The Managers of the Company are aware of these tax considerations, and intend to monitor the issues. In addition, they plan to take actions to inform tax-exempt entities of the potential tax consequences.

(5)	ERISA/DOL Matters

As discussed in Note (4), approximately 40% of the Company's members are tax-exempt entities that are also individual retirement accounts and employee benefit plans. The Department of Labor (DOL) has issued rules and regulations under the Employee Retirement Income Security Act of 1974 (ERISA) relating to employee benefit plan investments in other entities. Under DOL Regulations, the assets of an entity in which an employee benefit plan invests are not considered assets of the employee benefit plan, except in certain circumstances. The DOL Regulations grant exemptions for "publicly offered securities" that are "freely transferable" and "widely held". Accordingly, the Managers believe that the Company's membership interests have met the DOL's exemptions and intend to retain such exemption in the future so that the assets of the Company will not be deemed plan assets under ERISA for an employee benefit plan investing in the Company.

If an investment in the Company by an employee benefit plan were deemed to be an investment in the underlying assets of the Company, the Managers would be considered to be a manager of the employee benefit plan's assets and a co-fiduciary of the plan. ERISA sets forth the basic fiduciary obligations of prudence and undivided loyalty to plan participants and beneficiaries as well as requirements that a plan's investments are diversified and that a fiduciary act in accordance with the plan documents. The prudence and undivided loyalty provisions also set forth prohibitions designed to prevent certain categories of insider transactions considered to be an abuse of plan assets.

(6)	Uncertainties and contingencies

In October 2001, the Company filed with the City of Leawood, Kansas, site plans and a zoning request for the proposed development. The response from the City of Leawood is still pending. If the City of Leawood fails to approve the site plans in substantially their current form or fails to grant the requested zoning, or other permit requests, the Company may not be able to conduct the proposed development of its real estate without significantly revising its current plans of operations. Contractual commitments for real estate development have not been finalized pending the outcome of this matter.

(7)	Related party transactions

	The Company's Manager was originally CORnerstone Development, LLC, a Kansas limited liability company. In December 2000, CORnerstone Development appointed six individuals to serve in its place as Managers of the Company. The only member or entity with an interest in CORnerstone Development is the Church of the Resurrection. With one exception, CORnerstone Development will select the Managers of the Company. The only exception to the selection of Managers by CORnerstone Development will occur if at least one-half of the preferred return on the preferred units has not been paid by December 2007 and then each of the common and preferred unit holders will have one vote to select the Managers. However, if the preferred return has not been paid due to requirements imposed by a financial institution providing financing to the Company, the right to select the Managers will remain with Cornerstone Development.

The Company reimbursed the Church of the Resurrection $80,379 during the year ended December 31, 2001 for administrative and professional services that were incurred by the Church on behalf of the Company during 2000.

The Company hired CORnerstone Management, LLC, a Kansas limited liability company, in May 2001 for real estate development consulting services. The Company paid CORnerstone Management, LLC $200,000 for its services during the year ended December 31, 2001. The members of CORnerstone Management, LLC are also members of the Company and one member of CORnerstone Management was previously a Manager of the Company until May 2001. The other member of CORnerstone Management that has not been a Manager of the Company was paid $24,746 for reimbursement of expenses.

The Company hired a construction company in May 2001 to assist CORnerstone Management with certain administrative services and for the site preparation, placement and rental of an on-site construction trailer. The Company paid the construction company $64,285 for its services during the year ended December 31, 2001. The construction company is owned and controlled by a member of the Company who was also previously a Manager of the Company until May 2001.

One of the Managers is also a member of a law firm, which performed legal services for the Company totaling $30,148 for the year ended December 31, 2001. The portion of these legal fees incurred in connection with SEC registration is reflected in the accompanying statement of changes in members' equity as a reduction to the capital contributions.

The Company has no employees. Since inception through December 31, 2001, no compensation has been paid or accrued directly to any Managers of the Company. However, the Operating Agreement provides for reimbursement of expenses incurred by the Managers related to administration and operation of the Company. The amounts of such reimbursements paid or accrued directly to the Managers for the year ended December 31, 2001 were minimal.

(8)	Operating lease

The Company leases office space under an operating lease for CORnerstone Management, a related party as described in Note (7). Future minimum rental payments of $27,734 are required under the operating lease, which expires in November 2002. Total rental expense under this operating lease was $6,530 (net of $5,950 sublease rentals) for the year ended December 31, 2001.

(9)	Commitments

According to the terms of the real estate contract assignment agreement dated June 19, 2000 between the Company and the Church of the Resurrection, the Company intends to donate 15 acres of undeveloped land to the Church of the Resurrection for use in the development of its worship and educational facilities and to develop the commercial buildings in a manner that provides for parking for the Church of the Resurrection for its Sunday services and other programs and activities. No liability has been recorded in the financial statements as of December 31, 2001 for this stated intent to donate property.

(10)	Cash flow disclosures

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and highly liquid investments purchased with a maturity of three months or less.

The following is a summary of supplemental cash flow information and non-cash investing activity for the year ended December 31, 2001 and the period from inception (March 24, 2000) through December 31, 2001:

						Year Ended  	March 24, 2000 (Inception)
						December 31,	   through December 31,
				 		  2001	         2000          2001


Cash paid:

	Interest				$     -	         $     -      $     -



Non-cash transactions
related to land acquisition:

    Accrued interest on bank        $   280,113	         $     -      $  280,113

     loan allocated to land

	Accrued other costs of
	  development allocated
	  to land		           $    (61,469)         $   107,494  $   46,025


(11) Management's plans

The Company, from inception, has conducted real estate acquisition and development activities without any offsetting operating revenues. However, the Company has raised capital in a public securities offering and has obtained bank financing to acquire undeveloped land. The Company expects to obtain additional financing for its development plans through development collaborations or equity or debt, as necessary. The Company's management believes the Company has sufficient capital to carry the land for the twelve months.

(12)	Subsequent events

Effective April 1, 2002, the Company terminated its agreement with Cornerstone Management, LLC, a related party as described in Note (7) and hired an unrelated company for real estate development consulting services. However, the one of the members of CORnerstone Management, LLC that was previously a Manager of the Company until May 2001 will provide consulting services to the newly hired unrelated company.

SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COR DEVELOPMENT, LLC


Date: April 16, 2002             By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC

                               POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints ROBERT M. ADAMS , as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates stated.

    SIGNATURE                                  TITLE


/s/ Robert M. Adams                  Manager of COR Development, LLC
Robert M.  Adams                         April 16, 2002

/s/ Steven L. Eginoire               Manager of COR Development, LLC
Steven L. Eginoire                       April 16, 2002

/s/ Arthur E. Fillmore, II           Manager of COR Development, LLC
Arthur E. Fillmore, II                   April 16, 2002

/s/ J. Frederick Ball                Manager of COR Development, LLC
J. Frederick Ball                        April 16, 2002

/s/ James M. Selle                   Manager of COR Development, LLC
James M. Selle                           April 16, 2002

/s/ J. Scott Harrison                Manager of COR Development, LLC
J. Scott Harrison                        April 16, 2002


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The Definitive Proxy Statement of COR Development, LLC filed on
August 24, 2001 is incorporated by this reference.