Form 10QSB
period 2002-03-31
COR DEVELOPMENT LLC
filed 2002-05-07
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 09/30/2001
                        Commission file number 333-41636

                              COR DEVELOPMENT, LLC
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Kansas                                   48-1229527
 -----------------------------           -------------------------------
 (State or other jurisdiction           (IRS Employer Identification
    of incorporation or                   Number)
       organization)

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

        Yes  [X]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of March 31, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Financial Statements  .....................................2

          Statement of Assets and Liabilities as of
          March 31, 2002 (unaudited)                       .............2

          Statement of Revenue and Expenses January through
          March 31, 2002 (unaudited)                       .............4

     Item 2. Management's Discussion and Analysis or Plan
             of Operation)                                 .............4

PART II OTHER INFORMATION  .............................................7

     Items 1 Legal Proceedings   .......................................7

     Items 2 Changes in Securities and Use of Proceeds  ................7

     Items 3 Defaults Upon Senior Securities  ..........................8

     Items 4 Submission of Matters to a Vote of Security Holders  ......9

     Items 5 Other Information  ........................................9

     Items 6 Exhibits and Reports on Form 8-K  .........................9

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

We have compiled the accompanying statement of assets and liabilities (income tax basis) of COR Development, LLC, as of March 31, 2002, and the related statement of revenue and expenses (income tax basis) for three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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
March 31, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              COR Development, LLC
                       Statement of Assets and Liabilities
                              As of March 31, 2002


										March 31, 2002
         ASSETS
           Current Assets
                    Checking/Savings
                    Merrill Lynch                              -7,419.36
                                                           -------------
           Total Checking/Savings                              -7,419.36
                                                           -------------
           Total Current Assets                                -7,419.36

           Fixed Assets
	   	     Property and Equipment			          5,024.00
		     Accumulated Depreciation				     -502.00
		     Unamortized Financing Costs                   23,000.00
		     Accumulated Amortization			         -4,600.00
                    Land Purchase-Hard Cost                11,225,694.00
                    Land Purchase-Soft Cost                    23,533.09
                    Land Development-Hard Cost
                            Site Clearing                      19,943.00
                                                           -------------

                    Total Land Development-Hard Cost           19,943.00

           Land Development-Soft Cost
		Developer Fee's						   10,000.00
       		Office Supplies                      	    1,699.82
		Rent                                  		    5,330.16
		Interest Expense		  			        280,112.77
		Advertising/Marketing					   83,699.03
		Architect Fees                            	  280,499.97
		Compensation				   		  264,975.08
		Engineering Fees					         94,370.67
       		Entertainment                                    42.25
      		Equipment and Furniture			     	    5,023.94
		Insurance					    	         35,782.00
		Meeting Expenses                                    6,981.21
       		Postage                                       6,710.70
      		Printing & Brochures                         55,735.42
      		Professional Expenses
			Research					         10,473.84
			Legal						         11,635.81
			Accounting					         18,174.28
			Professional Expenses - Other			   87,331.38
		Total Professional Expenses				  127,615.31

		Staffing					    	         34,830.69
		Travel					     		    3,151.12
               Telephone                                        1,999.25
               Unclassified                                   -30,232.72
            Total Land Development-Soft Cost                1,268,326.67
                                                           -------------
           Total Fixed Assets                              12,561,418.76
                                                           -------------
         TOTAL ASSETS                                      12,553,999.40
                                                           =============

         LIABILITIES & EQUITY
                  Liabilities
                     Current Liabilities
                       Other Current Liabilities
			  Interest Payable-Gold Bank                280,112.77
                         Note-Gold Band        		      3,715,000.00
                     Total Other Current Liabilities        3,995,112.77
                                                           -------------
                     Total Current Liabilities              3,995,112.77

                     Long Term Liabilities
                          Other Loans and Advances		   88,905.00
                     Total Long Term Liabilities               88,905.00
                                                           -------------

         Total Liabilities                                  4,084,017.77

         Equity
	          Members Investments                         8,513,765.33
                  Retained Earnings                           -43,657.78
                  Net Income                                      174.08
                                                           -------------
         Total Equity                                       8,469,981.63
                                                           -------------

TOTAL LIABILITIES & EQUITY                                 12,553,999.40
                                                           =============



                              COR Development, LLC
                        Statement of Revenue and Expenses
                           January through March 2002

                                                            Jan - Mar 02

         Other Income/Expense
                Other Income
                          Dividend Income-Money Fund              174.08
                                                               ---------
                Total Other Income                                174.08
                                                               ---------
         Net Other Income                                         174.08
                                                               ---------
	 Net Income                                                 174.08
                                                               =========


Item 2. Management's Discussion and Analysis or Plan of Operation.

COR Development, LLC ("COR") has not had any revenues during the past two (2) years.

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

We anticipate that construction on the facilities will commence in autumn, 2002 and should be completed by 2005. In late October, 2001, we finalized and filed with the City of Leawood, Kansas, site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Response from the City of Leawood is pending, and at the time of filing we expected that such response would take a minimum of three to five months. We are still awaiting response. In the interim, we anticipate that we will be conducting meetings with the staff of the City of Leawood and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction of the facilities.

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

From the effective date of the registration statement to December 31, 2001, the amount of the expenses incurred with respect to the issuance and distribution of the securities was $49,894.60 for legal fees, accounting fees and the costs of the printing of prospectuses and unit certificates. As disclosed in the registration statement, Arthur E. Fillmore, II, one of the managers of COR and is a member of Craft Fridkin & Rhyne, L.L.C., a law firm that provided legal counsel to COR during the registration of its securities.

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


SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934,the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: March 31, 2002                        By:/s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE