Form 10QSB/A
period 2002-03-31
COR DEVELOPMENT LLC
filed 2002-05-24
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 03/31/2002
                        Commission file number 333-41636

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

        Yes  [X]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of March 31, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Condensed Financial Statements (Unaudited) ................2

             Condensed Balance Sheets            .......................2

             Condensed Statements of Operations  .......................3

             Condensed Statements of Cash Flows  .......................3

             Notes to Condensed Financial Statements  ..................4

     Item 2. Management's Discussion and Analysis or Plan
             of Operation)                                 .............5

PART II OTHER INFORMATION  .............................................7

     Items 1 Legal Proceedings   .......................................7

     Items 2 Changes in Securities and Use of Proceeds  ................7

     Items 3 Defaults Upon Senior Securities  ..........................8

     Items 4 Submission of Matters to a Vote of Security Holders  ......8

     Items 5 Other Information  ........................................9

     Items 6 Exhibits and Reports on Form 8-K  .........................9

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

						March 31, 2002 	December 31, 2001
			Assets
Land						$	12,613,517	$	12,440,854
Cash and cash equivalents			   ---	  	   ---
Property and equipment, at cost		     5,024		     5,024
Accumulated depreciation				(753)			(502)
Unamortized financing costs			    17,250		    18,400

Total assets				$	12,635,038	$	12,463,776


			Liabilities
Accounts payable				$	    12,028	$	    81,951
Accrued interest					   350,524		   280,113
Other loans and advances			    88,905		    88,905
Note payable to bank				 3,715,000		 3,543,000
Total liabilities					 4,166,457		 3,993,969

Commitments and contingencies			   ---	  	   ---

			Members' Equity
Capital Contributed				 8,513,765		 8,513,765
Deficit accumulated during the
  development stage				   (45,184)		   (43,958)
Total members' equity				 8,468,581		 8,469,807
Total liabilities and members'
equity					$	12,635,038	  $	12,463,776


NOTE: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)
							    March 24,			March 24,
					   Three		2000		Three		 2000
					   months      (inception)    months     (inception)
					    Ended        through	Ended       through
					   March 31,     March 31,	March 31,	March 31,
			  		    2002     	2002         2001        2001

INCOME
Investment income	  		   $	  175	    $	 30,178     $ 11,110	$   23,525
EXPENSES
	General and administrative      ---		 68,859           42           211
	Depreciation and amortization  1,401        6,503          ---           ---
Total expenses				 1,401  	 75,362           42           211

Net income (loss)			   $  (1,226)   $ (45,184)	$  11,068   $   23,314

Income(Loss) per unit		   $  (0.001)


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)


								    March 24,			  March 24,
						   Three		2000		 Three	   2000
						   months      (inception)     months     (inception)
						   Ended         through	 Ended       through
						   March 31,     March 31,	 March 31,	  March 31,
			  			    2002     	2002          2001         2001


Operating activities:
  Net income (loss)			  $  (1,226)    $  (45,184)    $  11,068      $  23,314
   Adjustment to reconcile net
    income(loss) to net cash flows
    from operating activities
  Depreciation and amortization	      1,401           6,503        ---            ---
     NET CASH FLOWS FROM
     OPERATING ACTIVITIES 		       175           (38,681)      11,068         23,314

Investing activities:
  Purchase of land				---      (11,256,808)   (11,256,808)   (11,256,808)
  Costs of land development		   (143,668)    (1,001,576)     (142,853)       (173,526)
  Purchase of property and equipment      ---           (5,024)        ---             ---
     NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		   (143,668)   (12,263,408)   (11,399,661)    (11,430,334)

Financing activities
  Equity contributions from units
   issued in public offering			---        8,563,660      6,996,780      6,996,780
  Other loans and advances for the
   purchase of units                      ---           88,905     (5,037,510)     1,279,915

    Net					      ---        8,652,656      1,959,270      8,276,695
  Proceeds from note payable to bank     172,000     5,572,000      5,500,000      5,500,000
  Repayment of note payable to bank       ---       (1,957,000)    (1,900,000)    (1,900,000)
  Offering costs                          ---          (49,895)       (49,895)       (49,895)
  Cost of bank financing                  ---          (23,000)        ---           (15,000)
  Overdraft                              (28,507)       7,419         ---           ---

     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                 143,493    12,302,089      5,509,375     11,811,800

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS            ---            ---        (5,879,218)       404,780

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                  ---            ---         6,283,998       ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $   ---        $    ---       $   404,780    $   404,780

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				 (Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.

COR Development, LLC ("COR") has not had any operating revenues during the past two (2) years.

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

Item 5. Other Information.

   COR has filed this amended report on Form 10-QSB to disclose changes to the financial statements.

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