Form 10QSB
period 2002-06-30
COR DEVELOPMENT LLC
filed 2002-08-14
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 06/30/2002
                        Commission file number 333-41636

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

   As of June 30, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Condensed Financial Statements (Unaudited) ................2

             Condensed Balance Sheets            .......................2

             Condensed Statements of Operations (Unaudited) ............2

             Condensed Statements of Cash Flows (Unaudited) ............3

             Notes to Condensed Financial Statements (Unaudited) .......4

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                  .............4

PART II OTHER INFORMATION  .............................................6

     Items 1 Legal Proceedings   .......................................6

     Items 2 Changes in Securities and Use of Proceeds  ................6

     Items 3 Defaults Upon Senior Securities  ..........................8

     Items 4 Submission of Matters to a Vote of Security Holders  ......8

     Items 5 Other Information  ........................................8

     Items 6 Exhibits and Reports on Form 8-K  .........................8

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS

						   (Unaudited)
					        June 30, 2002 	December 31, 2001
			Assets
Land						$	12,820,652	$	12,440,854
Cash and cash equivalents			     8,803	     	   ---
Property and equipment, at cost, net
  of accumulated depreciation			     4,020			4,522
Unamortized financing costs			    16,100		     18,400

Total assets				$	12,849,575	$	 12,463,776

			Liabilities
Accounts payable				$	    44,353	$	    81,951
Accrued interest					    74,300		   280,113
Other loans and advances			    88,905		    88,905
Note payable to bank				 4,174,695		 3,543,000
Total liabilities					 4,382,252		 3,993,969

Commitments and contingencies			   ---	  	   ---

			Members' Equity
Capital Contributed				 8,513,765		 8,513,765
Deficit accumulated during the
  development stage				   (46,442)		   (43,958)
Total members' equity				 8,467,323		 8,469,807
Total liabilities and members'
equity					$	12,849,575	  $	12,463,776

NOTE: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)
							    						    March 24,
					   					 		 	    2000
					   Quarter     Six Months   Quarter     Six Months  (inception)
					   Ended       Ended        Ended	    Ended       Through
					   June 30,    June 30,     June 30,    June 30,    June 30,
			  		   2002        2002         2001        2001        2002
INCOME
Investment income	  		   $	143	   $ 	  143	    $  4,336     $  15,446   $  30,321

EXPENSES
	General and administrative     ---		  ---          ---           ---      68,859
	Depreciation and
      amortization  			 1,401      2,802          ---           ---       7,904
Total expenses				 1,401      2,802          ---            42      76,763

Net income (loss)			   $  (1,258)  $ (2,484)    $  4,336     $  15,446   $ (46,442)

Income(Loss) per unit		   $  (0.001)  $ (0.002)    $   0.001    $   0.001

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)
								    March 24,
						   Six 		2000		 Six
						   months      (inception)     months
						   Ended         through	 Ended
						   June 30,      June 30,	 June 30,
			  			    2002     	2002          2001


Operating activities:
  Net income (loss)			  $  (2,484)    $  (46,442)    $  15,404
   Adjustment to reconcile netincome
   (loss) to net cash flows from
   operating activities
  Depreciation and amortization	      2,802           7,904        ---
  Increase(decrease) in operating
   liabilities
    Accounts payable                    (37,598)	  (37,598)	     ---
    NET CASH FLOWS FROM OPERATING
     ACTIVITIES 		                (37,280)        (76,163)      15,404

Investing activities:
  Purchase of land				---      (11,256,808)   (11,256,808)
  Costs of land development		   (585,611)    (1,587,187)      (385,817)
  Purchase of property and equipment      ---           (5,024)        ---
     NET CASH FLOWS FROM INVESTING
      ACTIVITIES  		         (585,611)    (12849,019)   (11,642,625)

Financing activities
  Equity contributions from units
   issued in public offering			---        8,563,660      8,563,660
  Other loans and advances for the
   purchase of units                      ---           88,905     (6,240,520)
    Net					      ---        8,652,565      2,323,140
  Proceeds from note payable to bank     631,694     6,303,694      5,500,000
  Repayment of note payable to bank       ---       (1,957,000)    (2,150,000)
  Offering costs                          ---          (49,895)       (49,895)
  Cost of bank financing                  ---          (23,000)        ---
  Overdraft                               ---	         7,594         ---

     NET CASH FLOWS FROM FINANCING
      ACTIVITIES                         631,694     12,933,958       5,623,245

     NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                 8,803          8,803      (6,003,976)

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                   ---            ---         6,283,998

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $    8,803     $    8,803      $  280,022

  CASH FLOW DIACLOSURES:
   Cash paid for interest  		  $   35,524     $   35,524      $  ---
   Change in accrued interest on bank
     loan allocated to land           $  144,711     $   74,300      $  ---

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				 (Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COR Development, LLC ("COR") has not had any operating revenues during the past two (2) years.

For the next twelve (12) months, COR will be actively involved in the development of 47 acres located at the intersection of 137th and Nall in Leawood, Kansas.

We expect COR'S primary sources of revenue to be:

      1)  the sale of six undeveloped pad sites over the next three years;
      2)  the leasing of space in the commercial buildings; and
      3) the sale of the commercial buildings after a period of operation and at the time that holders of a majority of the units shall approve the sale, which is currently contemplated to be by the end of 2015.

We propose to accomplish four purposes with the real estate. First, we will develop and sell six pad sites over the next three years. Second, we plan to develop and build commercial office and retail space and will engage a management company to lease this space. Based upon the current site plans, there will be approximately 360,000 square feet of retail and office space, consisting of 220,000 square feet of retail space, 53,000 square feet of pad space (which is expected to include a bank and three restaurants), and 90,000 square feet of office space. These facilities will be located on 34 acres. The site may include a hotel, depending on our ability to attract an appropriate hotel operator at a price, and within a timeframe, that we deem acceptable.

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

We anticipate that construction on the facilities will commence in autumn,
2002 and should be completed by 2005.  In late October, 2001, we finalized and filed with the City of Leawood, Kansas, our original site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Because of subsequent and significant changes to the site plan, it was necessary to re-submit plans to the City. A revised site plan and accompanying documentation was submitted to the City of Leawood on
May 31, 2002, and the project is currently scheduled to go before the City's Planning Commission on August 27, 2002. We expect that response after the August 27 hearing will take a minimum of three to five months. In the interim, we anticipate that we will be conducting meetings with the staff of the City of Leawood and meetings with adjacent property owners in preparation for receiving approval of the site plans and receiving building permits for the construction
of the facilities.   The process of zoning the property is continuing.

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

We will employ a construction management company to take responsibility for the overall management of the construction, including preparing the pad sites for sale and developing and constructing the commercial buildings. We have selected Walton Construction Co., Inc. to act as the general contractor for the building of the facilities. We also plan to employ a real estate development management company to assist with securing the approval of the site plans, to provide leasing services including obtaining tenants for the facilities, and to manage maintenance of the buildings. We have selected Red Development Services, L.L.C. to serve as development manager. As of December 31, 2001, no contract had been executed with either of these companies. COR's managers will provide oversight of the construction management company and the leasing management company.

At this time, we have sufficient capital to carry the land for the next twelve (12) months. Assuming the City of Leawood approves our site plans and provides the requested zoning, and assuming that all necessary permits are issued, we have sufficient capital to construct at least some of the pad sites during the next twelve (12) months. However, without a construction loan we do not have sufficient capital to otherwise develop the real estate. We anticipate that we will use such capital only as necessary until we obtain an initial construction loan in 2002. We currently anticipate that the principal amount of this initial construction loan will be approximately $3,000,000 to $5,000,000, which we plan to use toward construction of development infrastructure. This infrastructure construction is expected to involve selective demolition, earthwork, construction of underground duct and utility structures, construction of sanitary sewerage and storm drainage, and installation of pavement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Registrant is not currently involved in any legal proceedings other than seeking approval of site plans and zoning as described above in Item 2, "Management's Discussion and Analysis or Plan of Operation."

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

As of June 30, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

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

   Not applicable.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: June 30, 2002                        By:/s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE