Form 10QSB
period 2002-09-30
COR DEVELOPMENT LLC
filed 2002-11-14
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 09/30/2002
                        Commission file number 333-41636

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

   As of September 30, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Condensed Financial Statements (Unaudited) ................2

             Condensed Balance Sheets            .......................2

             Condensed Statements of Operations (Unaudited) ............3

             Condensed Statements of Cash Flows (Unaudited) ............3

             Notes to Condensed Financial Statements (Unaudited) .......5

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                  .............5

     Item 3. Controls and Procedures ...................................7

PART II OTHER INFORMATION  .............................................8

     Item 1 Legal Proceedings    .......................................8

     Item 2 Changes in Securities and Use of Proceeds   ................8

     Item 3 Defaults Upon Senior Securities   ..........................9


     Item 4 Submission of Matters to a Vote of Security Holders   ......9

     Item 5 Other Information   .......................................10

     Item 6 Exhibits and Reports on Form 8-K   ........................10

CERTIFICATIONS  .......................................................11

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. In particular, your attention is directed to Part I,
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)


						September 30, 2002   December 31, 2001
			Assets
Land						$	12,999,679	$	12,440,854
Cash and cash equivalents			    30,816	  	   ---
Property and equipment, at cost		     5,024		     5,024
Accumulated depreciation			    (1,255)			(502)
Unamortized financing costs			    14,950		    18,400

Total assets				$	13,049,214	$	12,463,776


			Liabilities
Accounts payable				$	    26,011	$	    81,951
Accrued interest					    78,769		   280,113
Other loans and advances			    88,905		    88,905
Note payable to bank				 4,391,995		 3,543,000
Total liabilities					 4,585,680		 3,993,969

Commitments and contingencies			           	  	   ---

			Members' Equity
Capital Contributed				 8,513,765		 8,513,765
Deficit accumulated during the
  development stage				   (50,231)		   (43,958)
Total members' equity				 8,463,534		 8,469,807
Total liabilities and members'
equity					$	13,049,214	  $	12,463,776


NOTE: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)
							    March 24,			March 24,
					   Nine 		2000		Nine		 2000
					   months      (inception)    months     (inception)
					    Ended        through	Ended       through
					  September     September    September	September
			  		  30, 2002      30, 2002     30, 2001     30, 2001

INCOME
Investment income	  		   $	  475	    $	 30,477     $ 17,237	$   29,652
EXPENSES
	General and administrative     2,545	 71,404           42           211
	Depreciation and amortization  4,203        9,305          ---           ---
Total expenses				 6,748  	 80,709           42           211

Net income (loss)			   $  (6,273)   $ (50,232)	$  17,195   $   29,441

Income(Loss) per unit		   $  (0.005)


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)


								    March 24,			  March 24,
						   Nine		2000		 Nine  	   2000
						   months      (inception)     months     (inception)
						   Ended         through	 Ended       through
						   September     September	 September	 September
			  			   30, 2002      30, 2002      30, 2001     30, 2001


Operating activities:
  Net income (loss)			  $  (6,273)    $  (50,232)    $  17,195      $  29,441
   Adjustment to reconcile net
    income(loss) to net cash flows
    from operating activities
  Depreciation and amortization	      4,203           9,305        ---            ---
  Increase (decrease) in operating
    liabilities Accounts Payable	     (55,940)       (55,940)
NET CASH FLOWS FROM
     OPERATING ACTIVITIES 		     (58,010)       (96,,867)      17,195         29,441

Investing activities:
  Purchase of land				---        (11,256,808)  (11,256,808)   (11,256,808)
  Costs of land development		    (760,169)     (1,761,744)     (627,840)      (673,511)
  Purchase of property and equipment      ---             (5,024)        ---           ---
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		    (760,169)    (13,023,576)   (11,884,648)   (11,930,319)

Financing activities
  Equity contributions from units
   issued in public offering			---          8,563,660      8,563,660      8,563,660
  Other loans and advances for the
   purchase of units                      ---             88,905     (6,243,518)        88,905

    Net					      ---          8,652,565      2,320,142      8,652,565
  Proceeds from note payable to bank     848,995       6,520,995      5,500,000      5,500,000
  Repayment of note payable to bank       ---         (1,957,000)    (2,100,000)    (2,100,000)
  Offering costs                          ---            (49,895)       (49,895)       (49,895)
  Cost of bank financing                  ---            (23,000)        (8,000)       (23,000)
  Overdraft                               ---              7,419         ---            ---

     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                848,995       13,151,259     5,662,247      11,979,670

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS            30,816           30,816    (6,205,206)         78,792

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                  ---              ---        6,283,998         ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $   30,816       $   30,816   $    78,792    $     78,792

Cash paid:

      Interest				  $  (424,825)	 $ (424,825)  $    ---       $     ---

Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land  $  (201,344)	 $   78,769   $   225,026    $     225,026

       Change in accrued other costs
	   of Development allocated to  $    ---         $   ---      $    ---       $     ---
	   land


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				  (Unaudited)
                       September 30, 2002


Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2001.


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

We anticipate that construction on the facilities will commence in autumn, 2002 and should be completed by 2005. In late October, 2001, we finalized and filed with the City of Leawood, Kansas, our original site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Because of subsequent and significant changes to the site plan, it was necessary to re-submit plans to the City. A revised site plan and accompanying documentation was submitted to the City of Leawood on May 31, 2002. Plan approval with the City of Leawood is a three-step process in which the City's Planning Commission must give preliminary approval of the development plan, the City Council must give its preliminary approval of the plan, and finally the Planning Commission must give its final approval of the plan. City officials may ask for revisions to the plan at various points in this process. We held an informal work session with the Planning Commission on October 8 to discuss the preliminary plan and received Planning Commission feedback, and on October 28 we secured preliminary plan approval by the Planning Commission. We are currently scheduled to appear before the City Council on November 18, 2002. If the City Council approves our plan at that hearing, we would expect to go before the Planning Commission for final approval as early as January.

The time frames indicated above are preliminary, and subject to change. Further, we cannot assure you that the City of Leawood will approve the site plans, grant the necessary zoning or issue any or all of the necessary permits required for us to develop the real estate as proposed. If the City of Leawood fails to approve the site plans in substantially their current form or fails to grant the requested zoning, or if the City of Leawood or other local governments or regulatory authorities fail to issue one or more necessary permits, we anticipate that we will not be able to conduct the development without significant revision to our current plan of operation.

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

ITEM 3. CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented changes primarily to formalize and document the procedures. We have designed our disclosure controls and procedures to ensure that material information related to COR is made known to the manager serving as our principal executive officer and the manager serving as our principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on October 30, 2002, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

Based on our most recent evaluation, COR's management concluded that COR's disclosure controls and procedures are adequate to ensure the clarity and material completeness of COR's disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

There were no significant changes in COR's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

As of September 30, 2002, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

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

The net offering proceeds available from the sales of COR Common Units and Preferred Units after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estatewas $11,256,808, including closing costs of $29,558. To pay the purchase price, COR used $5,756,808 from equity contributions by CORmembers and $5,500,000 in proceeds from a bank loan. COR subsequently used members' equity contributions to repay a total of $2,150,000 of the bank loan and invested 280,021.75 in an interest bearing account.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the holders of the registered securities during the period covered by this report.

ITEM 5. OTHER INFORMATION.

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits - None. All exhibits have either been previously filed or are not applicable to the Registrant.

   (b) Reports on Form 8-K - None.


SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: November 14, 2002                   By:/s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE

CERTIFICATIONS

Chief Executive Officer

I, Robert M. Adams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COR Development, LLC;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC

Chief Financial Officer

I, Arthur E. Fillmore, II, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COR Development, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of COR Development, LLC (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002,as filed with the Securities and Exchange Commission on the date hereof(the "Report"), the undersigned, in the capacities and dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002                    /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC


Date: November 14, 2002                    /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC