Form 10KSB
period 2003-03-31
COR DEVELOPMENT LLC
filed 2003-04-15
CIK 1119529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

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

As of December 31, 2002 and as of March 17, 2003, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units. Of this number of total units, 60,000 units (17,000 common units and 43,000 preferred units) were held by affiliates including managers of COR Development, LLC. Other than one (1) unit held by CORnerstone Development, LLC, leaving a total of 796,265 units held by non-affiliates. The units held by non-affiliates were all sold for $10 per unit, and as further explained in "Market for Common Equity and Related Stockholder Matters" below, there is no market for these units. Thus, the aggregate market value of all outstanding units held by non-affiliates was $7,962,650.

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

The Definitive Proxy Statement of COR Development, LLC filed on September 12, 2002 is incorporated by reference into the section, "Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers."

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]
      										INDEX

						PART I

Item 1. Description of Business......................................4

Item 2. Description of Property......................................7

Item 3. Legal Proceedings............................................7

Item 4. Submission of Matters to a Vote of Security Holders..........8

						PART II

Item 5. Market for Common Equity and Related Stockholder Matters.....9

Item 6. Plan of Operations...........................................1

Item 7. Financial Statements.........................................14

Item 8. Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure.....................................14

						PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act........15

Item 10. Executive Compensation......................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management
		and Other Stockholder Matters............................18

Item 12. Certain Relationships and Related Transactions..............20

Item 13. Exhibits, Financial Statement Schedules, and Reports on
		Form 8-K ................................................20

Item 14. Controls and Procedures.....................................22

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

(b)  Business of COR

COR was organized for the purchase and development of 47 acres located at the intersection of 137th and Nall in Leawood, Kansas.
The property and COR's acquisition of it is discussed in Item 2, "Description of Property" below. The proposed development is described in detail under Item 6, "Plan of Operations" below.

IMPORTANT FACTORS

Competition

There has been significant expansion of available commercial office space in Johnson County, Kansas over the past ten years. The vacancy rate for commercial property in Johnson County, Kansas has increased substantially since 2000. Vacancy is generally broken down into northern Johnson County and southern Johnson County. The real estate is located in southern Johnson County. At the end of the fourth quarter of 2000, the overall vacancy rate for all commercial property in southern Johnson County was approximately 8%, and by the end of the fourth quarter of 2001 that figure had grown to about 15%.
As of March 17, 2003 the vacancy rate for all office space in southern Johnson County the vacancy rate is approximately 15.5%, and for Class A southern Johnson County office space is approximately 20%. Similarly, overall vacancy in northern Johnson County was approximately 12% at the end of the fourth quarter of 2000, approximately 15% at the end of the fourth quarter of 2001. As of March 17, 2003 the vacancy rate for all office space in northern Johnson County the vacancy rate is approximately 12.5%, and for Class A northern Johnson County office space is approximately 25.5%.

Meanwhile, average rental rates for commercial property have stabilized and even declined slightly over the same period. As of March 17, 2003 the average per square foot lease rate for office space in southern Johnson County was $19.90 for Class A buildings and $17.97 for office space overall. On that same date, the corresponding figures for northern Johnson County were $20.39 and $14.87, respectively.

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

As further explained in Item 6, "Plan of Operations" below, we have applied for approval of our site plans and necessary zoning with the City of Leawood, Kansas. At this time, the property has been appropriately zoned and we have preliminary site plan approval. However, there is still the possibility that we will not receive approval from the Kansas Attorney General with respect to allocation of developmental costs regarding special benefit district improvements. Failure to receive such approval could potentially prevent our development of the real estate; however, COR has no indication that approval from the Attorney General will be withheld.

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

We intend, to the extent economically advantageous, to sell six undeveloped pad sites and to develop commercial lease space. Any sharp rise in interest rates or downturn in the international, national or Kansas City area economy could affect COR's profitability. Such factors have tended to be cyclical in nature. Sales of portions of the real estate may be affected adversely by such factors. Other factors that could affect COR's business include the availability of construction materials and labor and changes in the costs thereof (including transportation costs). Our success may be affected by competition from other projects of a similar nature.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended September 30, 2002.

During COR's fourth fiscal quarter ended December 31, 2002, the following items were submitted to a vote of COR members by solicitation of proxies:

(a)  COR's Annual Meeting of Members was held October 30, 2002.
On all matters submitted to vote at the Annual Meeting, each member was entitled to one vote for each Common Unit or Preferred Unit held.
As of the record date of August 7, 2001, there were 254,850 Common Units outstanding and 601,416 Preferred Units outstanding, for a total of 856,266 units outstanding and 849,153 total votes eligible. 584,418 votes (68.25% of the 856,266 total votes eligible) were present at the Annual Meeting in person or by proxy. See Item 5, "Market for Common Equity and Related Stockholder Matters" below for a further description of the Common Units and Preferred Units.

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

(c) At the Annual Meeting, pursuant to PROPOSAL ONE the members of COR ratified the Managers' selection of Mayer Hoffman McCann, P.C. as COR's independent certified public accountants to audit COR's financial statements for the fiscal year ended December 31, 2002.

The number of votes for and against, and the number of abstentions regarding this ratification (submitted to the members as PROPOSAL ONE at the Annual Meeting) are set forth in the following table:

PROPOSAL ONE

	Votes and Abstentions		 Number
	Votes For			       561,418
	Votes Against			   1,000
	Abstentions		              22,000


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

The offering included two classes of securities, Common Units and Preferred Units. The offering terminated before all of the registered Common Units and Preferred Units were sold. A total of 1,600,000 units were registered that consisted of a collective 1,600,000 of common units and preferred units. From January 2001 to the date of the termination of the offering on May 7, 2001, 254,850 Common Units and 601,416 Preferred Units were sold, which provided proceeds of $8,562,660. The offering price was $10.00 per unit for either a Common Unit or a Preferred Unit. No underwriter was engaged or employed for this offering. The amount registered of each class of security, the aggregate price of the offering amount registered, the amount sold of each security and the aggregate offering price of the amount sold are as follows:


TITLE OF EACH                                                  AGGREGATE
REGISTERED       AMOUNT         AGGREGATE         AMOUNT        OFFERING
SECURITY         REGISTERED     OFFERING PRICE    SOLD        PRICE SOLD

Common Units       1,600,000    $16,000,000       254,850     $2,548,500

Preferred Units    1,600,000    $16,000,000       601,416     $6,014,160

As of April 3, 2003, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

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

From the effective date of the registration statement to December 31, 2001, the net offering proceeds available from the sales of COR Common Units and Preferred Units, after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. From the effective date of the registration statement to December 31, 2001, COR used $5,756,808 from equity contributions by COR members and $5,500,000 in proceeds from a bank loan to purchase the real estate. From January through April, 2001, COR used members'equity contributions to repay a total of $2,150,000 of the bank loan. COR also invested $280,021.75 in an interest bearing account during that period.

The net offering proceeds available from the sales of COR Common Units and Preferred Units after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. To pay the purchase price, COR used $5,756,808 from equity contributions by COR members and $5,500,000 in proceeds from a bank loan. COR subsequently used members' equity contributions to repay a total of $2,150,000 of the bank loan and invested $280,021.75 in an interest bearing account.

The use of the proceeds set forth above does not constitute a material change in the use of proceeds set forth in the prospectus of the Registrant.
COR provides the following information for all securities that COR sold within the past three (3) years without registering the securities under the Securities Act of 1933:

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

COR has not established any equity compensation plans and we do not expect that COR will do so in the foreseeable future..

Item 6.  Plan of Operations

Generally.

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

We propose to accomplish four purposes with the real estate. First, we will develop and sell six pad sites over the next three years. Second, we plan to develop and build commercial office and retail space and will engage a management company to lease this space. Based upon the current site plans, there will be approximately 360,000 square feet of retail and office space, consisting of 220,000 square feet of retail space, a maximum of 50,000 square feet of pad space (which is expected to include a bank and three restaurants), and 90,000 square feet of office space. These facilities will be located on approximately 34 acres. The site may include a hotel, depending on our ability to attract an appropriate hotel operator at a price, and within a timeframe, that we deem acceptable.

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

We anticipate that construction on the buildings will commence in June 2003 and should be completed by 2005. In late October, 2001, we finalized and filed with the City of Leawood, Kansas, our original site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Because of subsequent and significant changes to the site plan, it was necessary to re-submit plans to the City. A revised site plan and accompanying documentation was submitted to the City of Leawood on May 31, 2002. Plan approval with the City of Leawood is a three-step process in which the City's Planning Commission must give preliminary approval of the development plan, the City Council must give its preliminary approval of the plan, and finally the Planning Commission must give its final approval of the plan. City officials may ask for revisions to the plan at various points in this process. We held an informal work session with the Planning Commission on October 8, 2002 to discuss the preliminary plan and received Planning Commission feedback, and on October 28, 2002 we secured preliminary plan approval by the Planning Commission. In February 2003 we received zoning approval and final site plan approval. Additional site plan approvals are required as each specific building is designed and submitted for permitting.

With regard to a majority of the capital improvements and public right of way included in the proposed development, the cost of those developments must be allocated between COR and the Church of the Resurrection. COR and the Church of the Resurrection have agreement in principal on this allocation, but COR must obtain the approval of the Kansas Attorney General to the allocation.

The City Council for the City of Leawood COR has passed a resolution of intent to approve approximately $6,250,000 to issue special benefit district bonds in connection with the special benefit district improvements for the development. There are several issues that must be resolved prior to issuance of bonds including approval of the proposed construction company, Walton Construction Co., Inc. With the passage of the resolution of intent, COR believes that the main issue remaining with respect to the special benefit district improvements is approval of the Kansas Attorney General as discussed above. If such approval cannot be obtained, that could potentially defeat the ability of COR to develop the real estate and meet its business objectives. However, COR has no indication that approval from the Attorney General will be withheld.

The time frames indicated above are preliminary, and subject to change. Further, we cannot assure you that the City of Leawood will approve the site plans on a building-by-building basis or issue any or all of the necessary permits required for us to develop the real estate as proposed. If the City of Leawood fails to approve the site plans on a building-by-building basis, or if the City of Leawood or other local governments or regulatory authorities fail to issue one or more necessary permits, we anticipate that we will not be able to conduct the development without significant revision to our current plan of operation.

We will employ a construction management company to take responsibility for the overall management of the construction, including preparing the pad sites for sale and developing and constructing the commercial buildings. We have selected Walton Construction Co., Inc. to act as the general contractor for the building of the facilities, but COR has no written contract with this entity as of yet. We also plan to employ a real estate development management company to assist with securing the approval of the site plans, to provide leasing services including obtaining tenants for the facilities, and to manage maintenance of the buildings.
On June 11, 2002, COR entered a written contract with Red Development Services, L.L.C., pursuant to which Red Development Services, L.L.C. will serve as development manager. COR's managers will provide oversight of the construction management company and the leasing management company.

Over the next twelve (12) months, COR intends to focus its efforts on securing tenant commitments and leases for the purposes of obtaining a phase one construction loan. We also expect to begin phase one of the construction, by which we mean construction of a multi-tenant building and the construction and proposed sale of pad sites. At this time, subject to the results of our rescission offer (see below), we have sufficient capital to carry the land through the second or third quarter of 2003. However, without one or more construction loans, currently we do not have sufficient capital to begin phase one construction or to otherwise develop the land as planned. We anticipate that including the phase one construction loan, we will need to obtain a total of approximately $39,000,000 in construction loans to complete development as planned. The development will continue for an extended time - we currently anticipate that construction of all of the proposed facilities should be completed by 2005.

We expect to begin phase one of construction in the second quarter of COR's fiscal year 2003. As currently envisioned, phase one will include pad site work (selective demolition, grading, construction of sanitary sewerage and storm drainage, and pavement of common areas) and construction of a multi-tenant building. On March 11, 2003 COR signed a lease with Ultimate Electronics, Inc., pursuant to which Ultimate is to occupy approximately 31,000 square feet of this multi-tenant building. The lease may be terminated if the multi-tenant building is not completed by May 1, 2004, subject to delays caused by events outside the reasonable control of COR. We expect to begin pad site work in late April or early May 2003 and construction of the building in June 2003.

We expect phase one construction to be funded by a phase one construction loan and by proceeds from pad site sales. We anticipate the phase one construction loan to be approximately $18,000,000 to $19,000,000, and that the proceeds of this loan will be used to completely satisfy COR's existing debt from the purchase of the land. (See Item 5, "Market for Common Equity and Related Stockholder Matters.") We also anticipate that at least two pad sites will be sold during or before COR's fiscal year 2004, and the proceeds from such sales used for pad site work. We currently have one contract for the sale of a pad site for a price within our projected sale range; this contract was entered on March 11, 2003 and is scheduled to close in June 2003, although closing may under the contract be postponed until August 2003. COR continues to pursue sales of the remaining five
(5) pad sites.

We cannot assure you that we will be successful in entering more leases or pad site sale contracts. We cannot assure you that we will be successful in all necessary loans including without limitation the proposed initial construction loan described above.

We are currently attempting to obtain a non-recourse phase one construction loan and we can provide no assurance that such a loan will be available at all or on terms that are suitable to COR. Further, if we do not obtain approximately $39,000,000 in total construction loans, we expect that we will not be able to complete the construction of all the facilities as proposed.

Factors such as cost overruns, unanticipated expenses and other factors may require us to seek more loans than we currently estimate to be necessary. We cannot project the impact that shortfalls in financing, cost overruns or unanticipated expenses might have on our plan of operations, but any of these factors or other factors could defeat our ability to complete the development as proposed.

Rescission Offer.

COR's registration statement with respect to the Units was originally filed with the Securities and Exchange Commission on July 18, 2000. Pursuant to review and comment by the SEC, it was amended on September 8, 2000 and amended again on October 18, 2000. This registration statement became effective on November 3, 2000.

Applicable Kansas statute requires that any security offered or sold in Kansas must first be registered with the Kansas Securities Commissioner, exempt from registration or a federal covered security. Applicable Missouri statute requires that any security offered or sold in Missouri must first be registered with the Missouri Securities Division, exempt from registration or a federal covered security. Neither the Common Units nor the Preferred Units were registered, exempt or federal covered securities. COR did not file a registration statement with either the Kansas Securities Commissioner or the Missouri Securities Division prior to making sales of the Common Units and Preferred Units in these states. As such, COR violated both Kansas and Missouri statutes.

As a result, we expect that during the 60-day period following the date on which this Report on Form 10-KSB is filed, COR will issue a rescission offer to all purchasers of Common Units and Preferred Units. The offer to Kansas purchasers will be an offer by COR to repurchase all Common Units and Preferred Units sold in Kansas for the amount of consideration paid plus interest of fifteen percent (15%) per year from the date of purchase. The offer to Missouri purchasers will be an offer by COR to repurchase all Common Units and Preferred Units sold in Kansas for the amount of consideration paid plus interest of fifteen percent (15%) per year from the date of purchase.

The rescission offer will give each offeree a 30-day opportunity to accept the repurchase offer. Each offeree who fails to accept the offer within that 30-day period will be barred from bringing suit to seek damages for the failure to register. We expect to pay each accepting offeree within ten (10) days of notification of acceptance to COR.

At this time, it is not possible for COR to determine the specific amount of offerees expected to accept the offer. If a substantial number of offerees accept the offer, COR will be required to generate cash on a very short-term basis, and may be required to obtain a loan to make the required payments of principal and interest to offerees who have accepted. Further, COR's existing debt from the purchase of the land (see Item 5, "Market for Common Equity and Related Stockholder Matters") may be subject to acceleration as a result of the violation of Kansas and Missouri statutes and/or the rescission offer. COR is seeking a waiver of any such acceleration, but we can give no assurance that such a waiver is forthcoming. Further, we can give no assurance that any loan necessitated by the rescission offer will be available on acceptable terms to COR.

COR's plan of operations, construction schedule, and ability to maintain existing financing and obtain new construction loans may be adversely affected by the results of the proposed rescission offer.

Item 7.  Financial Statements

COR's financial statements for the fiscal year ending December 31, 2002 and for the fiscal year ending December 31, 2001 are located below at
Item 13, F-1, and are incorporated herein.

Item  8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during COR's two (2) most recent fiscal years.

At the 2001 Annual Meeting of Members of COR, the members ratified the selection of Marks Nelson Vohland & Campbell, LLC, PA of Leawood, Kansas as our auditors. However, Marks Nelson Vohland & Campbell, LLC, PA decided to resign because their firm's insurance coverage may not extend to audits performed for SEC reporting companies. When Marks Nelson Vohland & Campbell, LLC, PA informed us of their decision, the managers exercised their authority to retain Mayer Hoffman McCann, PC of Kansas City, Missouri, as our auditors. Prior to their retention on March 12, 2002, we did not consult with Mayer Hoffman McCann, PC on any matters. We presented Mayer Hoffman McCann, P.C. to the members of COR at the Annual Meeting of Members of COR on October 30, 2002, for ratification, where their selection as COR's auditors was ratified.

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

Part III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

Name				      Age		Position with COR

Robert M. Adams			47			Manager
J. Frederick Ball			68			Manager
Steven L. Eginoire		49			Manager
Arthur E. Fillmore, II		56			Manager
J. Scott Harrison			48			Manager
James M. Selle			45			Manager

COR's managing member was originally CORnerstone Development. In December, 2000, CORnerstone Development appointed each of the above individuals to serve in its place as managers of COR. Each of the above managers will serve indefinitely as manager until he resigns or is replaced in accordance with COR's Operating Agreement.

Robert M. Adams is a manager of COR. Mr. Adams is 47 and is President of Butler Real Estate in Kansas City, Missouri. Mr. Adams began with Butler Real Estate in September 2002 as a Senior Vice President, and became President in February 2003. Prior to working with Butler Real Estate
Mr. Adams was an attorney for more than 20 years with a practice focusing on real estate and corporate matters. As an attorney, Mr. Adams represented clients in real estate transactions involving the sale, purchase and development of real estate, lease negotiation, environmental matters and the financing of hotel, office, commercial, industrial and residential properties on a regional and national basis.
He has also been involved in real estate lease enforcement, property tax protest and board of zoning adjustment proceedings. Until he joined Butler Real Estate, Mr. Adams was a member of Lathrop & Gage L.C.
Mr. Adams has a B.S. from Northwestern University and a J.D. from the University of Missouri-Kansas City.

J. Frederick Ball is a manager of COR. Mr. Ball is 68 and has worked in the grocery industry his entire life. He is the Chairman and CEO of Four B Corp. D/B/A Ball's Price Chopper & Hen House Markets, which is a family-owned business established by Mr. Ball's parents in 1923 that now consists of 29 grocery stores in the greater Kansas City metropolitan area. He also serves as Chairman of the Board of Associated Wholesale Grocers, a grocery cooperative operating warehouse facilities in Kansas City, Kansas, Springfield, Missouri, and Oklahoma City, Oklahoma. Mr. Ball received a B.S. in business administration from the University of Kansas. He is currently a member and/or serves on the Board for the following organizations: Food Marketing Institute Board of Directors, Kansas City Crime Commission, Kansas City Presidents' Organization, Kaw Valley Children's Center, Kansas University Business School Advisory Board, American Royal Board of Governors YMCA Capital Campaign for Greater Kansas City. He also serves on the board of directors of UMB Bank, N.A., which is an SEC reporting company.

Steven L. Eginoire is a manager of COR. Mr. Eginoire is 49 and has worked in the insurance industry for more than 20 years. Since 1987, Mr. Eginoire has served as the President and Chief Executive officer of Lockton Risk Services, Inc. Lockton Risk Services is a subsidiary of Lockton Companies, Inc., the nation's tenth largest insurance brokerage firm. Lockton Risk Services is an internet-based marketing and insurance services company focusing on associations, franchises and affinity groups. Mr. Eginoire received a B.S. in Insurance from the University of Iowa. He was also past Chairman of the National Risk Retention Association.

Arthur E. Fillmore, II is a manager of COR. Mr. Fillmore is 56 and has been an attorney for more than 25 years. Mr. Fillmore's practice focuses on mergers and acquisitions, corporate and commercial transactions, securities laws and international trade. In addition
to  representing   numerous   closely  held  and  publicly  traded
corporations, he represents numerous technology companies in the start-up and growth stages negotiating capital infusions from investment banking and venture capital firms. Internationally, Mr. Fillmore has advised clients on transactions in Canada, Mexico, the United Kingdom, Western and Central Europe, Hungary and Vietnam. He is a member of Craft Fridkin & Rhyne, L.L.C. Mr. Fillmore has a B.A. in Political Science and a J.D. from the University of Missouri-Columbia.

J. Scott Harrison is a manager of COR. Mr. Harrison is 48 and has worked in the real estate industry for 25 years. Earlier this year Scott affiliated with Kessinger/Hunter & Company, L.C. in Kansas City, Missouri, where he specializes in Corporate Build-to-Suit for lease transactions and was recently appointed Director of Corporate Development. Over the past twenty years, Scott has successfully developed, leased and sold over five million square feet of office, industrial and retail projects. Mr. Harrison began his professional career with Coldwell Banker in 1977 specializing in investment sales. In 1985, after forming his own company, Scott founded the build-to-suit for lease program at Butler Manufacturing Company in Kansas City, Missouri. Scott's primary responsibilities included lease negotiation, tenant credit analysis, transactions pricing, buyer procurement and closing the sale to a passive investor. Mr. Harrison received a B.S. in Business Administration from Kansas University in 1977. For the last three years, Mr. Harrison was the President of The Junior Golf Foundation of Greater Kansas City. In addition, Scott serves as Co-Chairman of the Salvation Army Adult Rehabilitation. Over the past twenty years, Scott has also served on the Boards of The Boys and Girls Club and The Big Brothers and Sisters organizations.

James M. Selle is a manager of COR. Mr. Selle is 45 and has been an attorney for more than 18 years. His practice is in the corporate area. He has experience in commercial transactions, such as sales, acquisitions and financings, and in business structurings. Mr. Selle is a shareholder in Stinson Morrison Hecker, LLP. He is a member of the Board of Trustees of the Church of the Resurrection. Mr. Selle has a B.S. in Business Administration and a J.D. from the University of Missouri-Columbia.

Significant Employees

There are no significant employees who are expected to make a significant contribution to COR.

Family Relationships
There are no family relationships among the individuals who will serve managers of COR.

Legal Proceedings

No individual serving as a manager of COR has been involved in legal proceedings that would be material to an evaluation of our management.

Meetings of the Managers

The managers hold regular meetings as COR's business requires. During the past fiscal year COR held 13 meetings of the managers and the Annual
Meeting of Members. All managers attended at least 85% of the manager meetings. COR has an audit committee of three (3) members but no nominating or compensation committees.

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

Based solely on its review of the copies of such forms received by COR, or written representations from certain reporting persons that no Form 4's or 5's were required for such persons, we believe that all filing requirements applicable to COR's managers and greater than ten percent beneficial owners during the period from January 1, 2002 to December 31, 2002, were complied with.

Item 10:  Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2002 and 2001, including bonuses and deferred cash compensation (if any), of the managers:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                                -------------------
  (a)                            (b)     (c)        (d)         (e)
                                                               Other
Name and                                                       Annual
Principal                               Salary     Bonus    Compensation
Position                         Year    ($)        ($)          ($)

Robert M. Adams .............    2002       0          0          0
 Manager ....................    2001       0          0          0

J. Frederick Ball ...........    2002       0          0          0
 Manager ....................    2001       0          0          0

Steven L. Eginoire ..........    2002       0          0          0
 Manager ....................    2001       0          0          0

Arthur E. Fillmore, II ......    2002       0          0          0
 Manager ....................    2001       0          0          0

J. Scott Harrison ...........    2002       0          0          0
 Manager ....................    2001       0          0          0

James M. Selle ..............    2002       0          0          0
 Manager ....................    2001       0          0          0


There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any class of COR's securities by managers of COR.

The Company has no long term compensation arrangements with the Managers other than those discussed herein.

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

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 28, 2002, concerning the beneficial ownership of the Company's Common Units and Preferred Units by each Manager, by all Managers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common or preferred units.


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

Estel Hipp and Gregory R. Walton were formerly managers of COR, but resigned so that their companies could negotiate arms length agreements for services to be rendered to COR.
Mr. Hipp is working as a leasing and design consultant to a development management company, Red Development Services, L.L.C. Previously, Mr. Hipp was a principal of CORnerstone Management, LLC, which rendered services to COR during fiscal year 2001 but is no longer rendering such services.

Mr. Walton is the founder, President and Chief Executive Officer of Walton Construction Co., Inc. As described above in "Plan of Operation," we have selected Red Development Services, L.L.C. as development manager for the facilities and Walton Construction Co., Inc. to act as the general contractor for the building of the facilities. COR has a June 11, 2002 written contract with Red Development Services, L.L.C. but no contract has been signed between COR and Walton Construction Co., Inc.

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

                        FINANCIAL STATEMENTS

1.   The following consolidated financial statements of COR
Development, LLC, together with the Independent Auditors Report are filed in this report at Item 13, F-1.
[Contingent on Hal's presentation.]

1.	Independent Auditor's Report

2.	Balance Sheets as of December 31, 2002

3.	Statements of Operations for the Year Ended December 31, 2002 and for
	the Year Ended December 31, 2001.

4.	Statements of Changes in Members' Equity for the Year Ended
	December 31, 2002.

5.	Statements of Cash Flows for the Year Ended December 31, 2002 and for
	the Year Ended December 31, 2001.

6.	Notes to Consolidated Financial Statements.


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

6. Assignment of Real Estate Contract between Church of the
Resurrection-United Methodist and COR Development, LLC dated
June 19, 2000 (1)

7.  Certification of Periodic Financial Report

8.   Statement from Marks, Nelson, Vohland & Campbell, LLC dated
April 14, 2003.

------------------------

(1)  Filed as exhibit to COR's Registration Statement on Form SB-2 on
July 18, 2000


(b) COR filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The individuals serving in equivalent capacities to Chief Executive
Officer and Chief Financial Officer for COR, respectively, after evaluating the effectiveness of COR's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, COR's disclosure controls and procedures were adequate and effective to ensure that material information relating to COR would be made known to them by others within COR, particularly during the period in which this annual report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including those persons serving in equivalent capacities to Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in COR's internal controls or in other factors that could significantly affect COR's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

INDEPENDENT AUDITORS' REPORT

To the Members

COR DEVELOPMENT, LLC

We have audited the accompanying balance sheets of COR Development, LLC
(a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in members' equity (deficit) and cash flows for the years then ended, and the period from inception (March 24, 2000) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Development, LLC (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and the period from inception (March 24, 2000) through December 31, 2002 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of the Company's operations and realization of its assets and payment of its liabilities in the ordinary course of business. As discussed in Note (12) to the financial statements, on April 7, 2003 the Company's management determined that the equity securities issued in 2001 by the Company in a public offering were not in compliance with applicable state exemptions from registration and may be subject to rescission. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Kansas City, Missouri
April 14, 2003

 				  COR DEVELOPMENT, LLC
			   (A Development Stage Company)

				    BALANCE SHEET

			        December 31, 2002 and 2001

				     A S S E T S

									2002			2001
LAND,at cost,including costs of development
of $1,184,046 for 2002 and $1,184,046 for 2001		$13,136,329		$ 12,440,854

CASH AND CASH EQUIVALENTS					     21,653		  -

PROPERTY AND EQUIPMENT, at cost, less accumulated
depreciation								 3,518	4,522

UNAMORTIZED FINANCING COSTS						13,800      18,400

		TOTAL ASSETS					$ 13,175,3300	$ 12,463,776

                    L I A B I L I T I E S

ACCOUNTS PAYABLE AND INVESTMENT ACCOUNT
OVERDRAFT    							$     47,304     $      81,951

ACCRUED INTEREST								82,925	     280,113

OTHER LOANS AND ADVANCES						88,905		88,905

NOTE PAYABLE TO BANK						   4,611,764	    3,543,000

		TOTAL LIABILITIES					   4,830,898	    3,993,969

COMMITMENTS AND CONTINGENCIES					    ____-___		____-___

TEMPORARY EQUITY-UNITS SUBJECT TO RESCISSION		   8,513,765	     8,513,765


                     M E M B E R S'  E Q U I T Y (DEFICIT)

CAPITAL CONTRIBUTED							   -			    -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE		(169,363)	     	  (43,958)

		TOTAL MEMBERS' EQUITY	(DEFICIT)		      (169,363)	     	  (43,958)

		TOTAL LIABILITIES AND MEMBERS' EQUITY
		(DEFICIT)						   $  13,175,300	  $    12,463,776



F-3
				COR DEVELOPMENT, LLC
			   (A Development Stage Company)


                       STATEMENTS OF OPERATIONS


					Year Ended December 31,   March 24, 2000
					  2002	 2001         (Inception)
									   through
									  December 31,
									   2002

INCOME
	Investment income		$    616		$  17,588     $ 30,619


EXPENSES
   General and administrative      120,417         68,690       180,276
   Depreciation and amortization    5,604           5,102        10,706
	TOTAL EXPENSES	    	     126,021	   73,792	    199,982


	NET LOSS		  	$   (125,405)   $   (56,204)	$  (169,363)


Allocated				$   (37,621)   $    (16,726)	$   (50,703)
 Common units			$   (87,784)   $    (39,478)	$  (118,660)
 Preferred units
	TOTAL				$  (125,405)   $    (56,204)	$  (169,363)

Loss per unit			$     (0.15)   $     (0.07) $      -

F-4
				COR DEVELOPMENT, LLC
			  (A Development Stage Company)

                STATEMENTS OF CHANGES IN MEMBERS' EQUITY



			      	Preferred Units			Common Units
											     	  Deficit
											   	  Accumulated   Total
											        During the    Members'
					Units			  Units		        Development   Equity
					Issued    Amounts   Issued      Amount      Stage	    (Deficit)

Net from inception
(March 24,2000)through
December 31, 2000	 		 -       $    -        -        $     -      $ 12,246     $  12,246

Membership units issued for
  cash contributions in public
  offering ($10 per unit)
	January 2001		498,238   4,982,380   201,440	    2,014,440      -         6,996,780
	April 2001			 86,994     869,940    51,410       514,100      -         1,384,040
	May 2001			 16,284     162,840     2,000        20,000      -           182,840
Less legal and other offering
  costs				   -        (35,047)      -         (14,848)     -           (49,895)

Net loss											     (56,204)

Balance,
	December 31, 2001		601,516   $ 5,980,113  254,850  $ 2,533,652  $ (49,958)  $  8,469,807

Reclassification of units
subject to rescission to
temporary equity		     (601,516)  $(5,980,113)(254,850) $(2,533,652)  $  --      $ (8,513,765)

Balance, Decemnber 31,
2001 as restated			-        $    -         -       $     -        ( 43,958)      (43,958)

Net loss			 	-        $    -         -       $     -        (125,405)	 (125,405)

Balance, December 31,		-        $    -         -       $     -       $ (169,363)  $ (169,363)
2002

												March 31, 2000
													  (Inception)
										 Year Ended		    Through
		   						           December 31,        December 31,

							                  2001          2002        2002
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss                             $  (125,405) $   (56,204) $  ($169,363)
		Adjustments to reconcile net loss
      to net cash flows from operating
      activities
		Depreciation and amortization            5,604        5,102        10,706
				                               ------------  ------------ -------------
				NET CASH FLOWS FROM OPERATING
				  ACTIVITIES                      (119,801)      (51,102)     (158,657)
                                       ------------  ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of land                            -      (11,256,808)  (11,256,808)
	Costs of land development               (891,384)     (812,237)   (1,749,292)
	Purchase of property and equipment          -           (5,024)       (5,024)
                                       ------------  ------------ -------------
				NET CASH FLOWS FROM INVESTING
				  ACTIVITIES                      (891,384)  (12,074,069)  (13,011,124)
                                       ------------  ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES
	Temporary equity from units issued
    in 2001 public offering subject
    to rescission                             -        8,563,660     8,563,660
	Other loans and advances for purchase
    of units                                  -       (6,243,518)       88,905
                                       ------------  ------------ -------------
		Net                                       -        2,320,142     8,652,565
	Proceeds from note payable to bank     1,068,764     5,500,000     6,568,764
	Repayment of note payable to bank           -       (1,957,000)   (1,957,000)
	Offering costs                              -          (49,895)      (49,895)
	Cost of bank financing                      -           (8,000)      (23,000)
	Overdraft                                (35,926)       35,926          -
                                       ------------  ------------ -------------

			NET CASH FLOWS FROM FINANCING
			  ACTIVITIES                      1,032,838      5,841,173    13,191,434
                                       ------------  ------------ -------------

			NET CHANGE IN CASH AND CASH
			  EQUIVALENTS                        21,653     (6,283,998)       21,653

			CASH AND CASH EQUIVALENTS,
			  BEGINNING PERIOD                     -         6,283,998          -
                                       ------------  ------------ -------------

			CASH AND EQUIVALENTS,
	  END OF PERIOD                      21,653           -       21,653
                                       ------------  ------------ -------------
                                       ------------  ------------ -------------

(1)	Summary of significant accounting policies

Nature of development stage activities COR Development, LLC (the Company) was organized as a Kansas limited liability company on March 24, 2000 for the purchase and development of 47 acres of undeveloped land located at the intersection of 137th and Nall in Leawood, Kansas adjacent to land and church facilities owned by the Church of the Resurrection United Methodist, a Kansas nonprofit corporation. According to the terms of the Operating Agreement, the Company is to terminate on March 21, 2050.

The Company received equity contributions totaling $8,563,660 through the sale of 254,850 common units and 601,516 preferred units at $10 per unit during the period from January 2001 to the date of the termination of the offering on May 7, 2001. The preferred units are to receive a preferred participation right measured at 6.5% compounded semi-annually. Common units cannot receive any distributions from the Company until the preferred return is paid and the preferred units are retired or repurchased. As of December 31, 2002 and 2001, the amount of unpaid, preferred participation rights was approximately $783,768 and $362,485, respectively.

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

Investment in real estate Real estate assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs. Capitalized costs are assigned to individual components of the project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. The Company incurred and recorded capitalized interest of $306,407 and $586,520 for the years ended December 31, 2002 and 2001, respectively.


(1)	Summary of significant accounting policies, continued

Impairment of long lived assets. The Company reviews land and development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair market value determined using a discounted cash flow model. No impairment losses are reflected in the accompanying financial statements.

Sales and profit recognition. Sales revenues and profits from land sales activities are to be recognized at settlement and only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and the Company has no significant continuing involvement, as stipulated under Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate."

Depreciation and amortization. Depreciation and amortization are computed by the following methods and estimated useful lives:


Assets				Primary Methods		Estimated Useful Lives

Property and equipment		Straight-line		5 years

Financing costs			Straight-line		5 years


Loss per unit. Loss per unit is based on the weighted average number of units outstanding. The number of units used in the 2002 calculation was 856,366. The number of units used in the 2001 calculation was 841,785.

Use of estimates and assumptions. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include estimates of future cash flows from development and sale of real estate properties and capitalization of certain indirect costs of development. Actual results could differ from those estimates.

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

In certain circumstances not applicable to employee benefit plans, the continued receipt of "unrelated trade or business taxable income" may cause certain tax-exempt entities to lose their tax exemptions, and in certain circumstances the receipt of any "unrelated business taxable income" may c ause all income to be taxable.

The Managers of the Company are aware of these tax considerations, and intend to monitor the issues. In addition, they plan to take actions to inform tax-exempt entities of the potential tax consequences.

(5)	ERISA/DOL Matters

As discussed in Note (4), approximately 40% of the Company's members are tax-exempt entities that are also individual retirement accounts and employee benefit plans. The Department of Labor (DOL) has issued rules and regulations under the Employee Retirement Income Security Act of 1974 (ERISA) relating to employee benefit plan investments in other entities. Under DOL Regulations, the assets of an entity in which an employee benefit plan invests are not considered assets of the employee benefit plan, except in certain circumstances. The DOL Regulations grant exemptions for "publicly offered securities" that are freely transferable and widely held. Accordingly, the Managers believe that the Company's membership interests have met the DOL's exemptions and intend to retain such exemption in the future so that the assets of the Company will not be deemed plan assets under ERISA for an employee benefit plan investing in the Company.

If an investment in the Company by an employee benefit plan were deemed to be an investment in the underlying assets of the Company, the Managers would be considered to be a manager of the employee benefit plan's assets and a cofiduciary of the plan. ERISA sets forth the basic fiduciary obligations of prudence and undivided loyalty to plan participants and beneficiaries as well as requirements that a plan's investments are diversified and that a fiduciary act in accordance with the plan documents. The prudence and undivided loyalty provisions also set forth prohibitions designed to prevent certain categories of insider transactions considered to be an abuse of plan assets.

(6)	Contingencies

In October 2001, the Company filed with the City of Leawood, Kansas, site plans and a zoning request for the proposed development that was approved in February 2003. Site plans will be submitted to the City of Leawood for their final approval on a phase-by-phase basis in the near future.

The Company's development plan contemplates funding the cost of a portion of the infrastructure improvements through the formation of a special benefit district. The Company has filed its request with the City of Leawood for the formation of a special benefit district which application is still pending. In addition, the Attorney General of the State of Kansas must approve special benefit district allocations. If final approval of the special benefit district is not consistent with the Company's plans, alternative sources of funding for these costs will be required.

Subsequent to December 31, 2002, the Company executed its first pad site sales contract and it first lease agreement. However, until the number of pad sites subject to sales contracts and commitments for leased space reach acceptable levels, the Company may not be able to conduct the proposed development of its real estate without significantly revising its current plans of operations. Contractual commitments for real estate development have not been finalized pending the outcome of these matters.

(7)	Related party transactions

The Company's Manager was originally CORnerstone Development, LLC, a Kansas limited liability company. In December 2000, CORnerstone Development appointed six individuals to serve in its place as Managers of the Company.
The only member or entity with an interest in CORnerstone Development is the Church of the Resurrection. With one exception, CORnerstone Development will select the Managers of the Company. The only exception to the selection of Managers by CORnerstone Development will occur if at least one-half of the preferred returnon the preferred units has not been paid by December 2007 and then each of the common and preferred unit holders will have one vote to select the Managers. However, if the preferred return has not been paid due to requirements imposed by a financial institution providing financing to the Company, the right to select the Managers will remain with CORnerstone Development.

The Company reimbursed the Church of the Resurrection $80,379 during the year ended December 31, 2001 for administrative, professional services and development costs that were incurred by the Church on behalf of the Company during 2000.

The Company hired CORnerstone Management, LLC, a Kansas limited liability company, in May 2001 for real estate development consulting services. The Company paid CORnerstone Management, LLC $200,000 for its services during the year ended December 31, 2001. The members of CORnerstone Management, LLC are also members of the Company and one member of CORnerstone Management was previously a Manager of the Company until May 2001. The other member of CORnerstone Management that has not been a Manager of the Company was paid $24,746 for reimbursement of xpenses.

The Company hired a construction company in May 2001 to assist CORnerstone
 Management with certain administrative services and for the site preparation, placement and rental of an on-site construction trailer. The Company paid the construction company $11,949 and $64,285 for its services during the year ended December 31, 2002 and 2001, respectively. The construction company is owned and controlled by a member of the Company who was also previously a Manager of the Company until May 2001

One of the Managers is also a member of a law firm, which performed legal services for the Company totaling $9,463 for the year ended December 31, 2002 and $52,409 for the period from inception (March 24, 2000) through December 31, 2001.

The Company has no employees. Since inception through December 31, 2002, no compensation has been paid or accrued directly to any Managers of the Company. However, the Operating Agreement provides for reimbursement of expenses incurred by the Managers related to administration and operation of the Company. The amounts of such reimbursements paid or accrued directly to the Managers for the years ended December 31, 2002 and 2001 were minimal.

Effective April 1, 2002, the Company terminated its agreement with CORnerstone Management,LLC, a related party as described above and hired an unrelated company for real estate development consulting services. However, one of the members of CORnerstone Management, LLC that was previously a Manager of the Company until May 2001 will provide consulting services to the newly hired, unrelated company.

(8)   Operating lease

The Company leased office space under an operating lease for CORnerstone Management, a related party as described in Note (7). This lease expired in November 2002. Total rental expense under this operating lease was $9,887 (net of $18,830 sublease rentals) for the year ended December 31, 2002. Total rental expense under this operating lease was $6,530 (net of $5,950 sublease rentals) for the year ended December 31, 2001.

(9)	Commitments

According to the terms of the real estate contract assignment agreement dated June 19, 2000 between the Company and the Church of the Resurrection, the Company intends to donate 15 acres of undeveloped land to the Church of the Resurrection for use in the development of its worship and educational facilities and to develop the commercial buildings in a manner that provides for parking for the Church of the Resurrection for its Sunday services and other programs and activities. No liability has been recorded in the financial statements as of December 31, 2002 and 2001 for this stated intent to donate property.

(10)	Cash flow disclosures

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and highly liquid investments purchased with a maturity of three months or less. The following is a summary of supplemental cash flow information and non-cash investing activity:


F-10

						Year Ended       Year Ended     March 24,
						December 31,     December 31,	  2000 (Inception)
				 		  2002             2000         through 2001


Cash paid:

	Interest				$  503,595	         $   -     $  503,595



Non-cash transactions
related to investment activities:

   Change in accrued interest on   $   (197,188)	   $  280,113 $   80,925
    bank loan allocated to land

   Change in accrued development
   costs allocated to land	     $      1,279          $ (61,469) $   47,304

(11)	Management's plans

The Company, from inception, has conducted real estate acquisition and development activities without any offsetting operating revenues. However, the Company has raised capital in a public securities offering and has obtained bank financing to acquire undeveloped land. The Company expects to obtain additional financing for its development plans through development collaborations or equity or debt, as necessary. The Company's management believes the Company has sufficient capital to carry the land for the next twelve months.

(12)	Units subject to rescission and going concern considerations

On April 7, 2003, the Company's management determined that the equity securities issued in 2001 by the Company in a public offering were not in compliance with applicable state exemptions from registration and may be subject to rescission. The Company's management promptly notified the Office of the Kansas Securities Commission and received verbal assurances that the Commission would not assess penalties or pursue enforcement actions, provided the Company conducts a rescission offer, which is an offer to repurchase each unit sold pursuant to its 2001 public offering. Because the 2001 public offering involved sales in both Kansas and Missouri, the Office of the Kansas Securities Commission is in communication with the Missouri Securities Division.

A rescission offer is required to be outstanding for a 30 day period where the unit holders will have the option to: (1) reject the rescission offer formally in writing; (2) to take no action within the 30 days, thereby retaining the outstanding units; or (3) to accept the rescission offer formally in writing. Formal rescission acceptances will result in cash payments by the Company to the unit holders for the return of their original investment plus interest at 15% annually for Kansas purchasers and interest at 8% annually for Missouri purchasers.

The Company intends to make a rescission offer in accordance with applicable state securities regulations and the SEC's rules for tender offers. Accordingly, all of the Company's outstanding units have been reflected as temporary equity until such time as the violations under the state securities laws have been cured. While the outcome of the rescission offer cannot be predicted with certainty, the Company's management and its legal counsel believe that it will not have a material adverse effect on the Company's financial statements. However, if a substantial number of the unit holders elect to rescind their investment, or if the rescissions impact the Company's banking relationships, these elections could materially affect the Company's liquidity and its ability to implement its business plan and to continue as a going concern. The ultimate outcome of this uncertainty cannot be determined at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COR DEVELOPMENT, LLC


Date: April 15, 2003            By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC


Date: April 15, 2003            By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003            By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC


Date: April 15, 2003            By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC


POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints ROBERT M. ADAMS, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates stated.

    SIGNATURE                                  TITLE


/s/ Robert M. Adams                  Manager of COR Development, LLC
Robert M.  Adams                         April 15, 2003

/s/ Steven L. Eginoire               Manager of COR Development, LLC
Steven L. Eginoire                       April 15, 2003

/s/ Arthur E. Fillmore, II           Manager of COR Development, LLC
Arthur E. Fillmore, II                   April 15, 2003

/s/ J. Frederick Ball                Manager of COR Development, LLC
J. Frederick Ball                        April 15, 2003

/s/ James M. Selle                   Manager of COR Development, LLC
James M. Selle                           April 15, 2003

/s/ J. Scott Harrison                Manager of COR Development, LLC
J. Scott Harrison                        April 15, 2003


CERTIFICATIONS

I, Robert M. Adams, certify that:

1. I have reviewed this annual report on Form 10-KSB of COR Development, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003            By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC


I, Arthur E. Fillmore, II, certify that:

1. I have reviewed this annual report on Form 10-KSB of COR Development, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a.14 and 15d.14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003            By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The Definitive Proxy Statement of COR Development, LLC filed on
September 12, 2002 is incorporated by this reference.

         CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of COR Development, LLC (COR) on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Robert M. Adams, Manager serving an equivalent role to Chief Executive Officer of COR, and Arthur E. Fillmore, II, serving an equivalent role to Chief Financial Officer of COR, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of COR.


/s/ Robert M. Adams				/s/ Arthur E. Fillmore, II
-----------------------------			---------------------------------
Robert M. Adams, Manager of			Arthur E. Fillmore, II, Manager of
COR Development, LLC				COR Development, LLC

April 15, 2003					April 15, 2003