Form 10QSB
period 2003-03-31
COR DEVELOPMENT LLC
filed 2003-05-20
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 03/31/2003
                        Commission file number 333-41636

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

   As of March 31, 2003, the issuer had outstanding 254,850 common units and 601,416 preferred units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Condensed Financial Statements (Unaudited) ................2

             Condensed Balance Sheets            .......................2

             Condensed Statements of Operations (Unaudited) ............3

             Condensed Statements of Cash Flows (Unaudited) ............3

             Notes to Condensed Financial Statements (Unaudited) .......5

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                  .............6

		 Generally .................................................6

		 Resicission Offer .........................................8

     Item 3. Controls and Procedures ..................................10

PART II OTHER INFORMATION  ............................................10

     Item 1 Legal Proceedings    ......................................10

     Item 2 Changes in Securities and Use of Proceeds   ...............10

     Item 3 Defaults Upon Senior Securities   .........................12


     Item 4 Submission of Matters to a Vote of Security Holders   .....12

     Item 5 Other Information   .......................................12

     Item 6 Exhibits and Reports on Form 8-K   ........................12

CERTIFICATIONS  .......................................................14

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

	      	    	                 (Unaudited)
						   March 31, 2003   December 31, 2002
			Assets
Land						$	13,386,951	$	13,136,329
Cash and cash equivalents			    23,172	  	    21,653
Property and equipment, at cost		     5,024		     5,024
Accumulated depreciation			    (1,757)		    (1,506)
Unamortized financing costs			    12,650		    13,800

Total assets				$	13,426,040	$	13,175,300


			Liabilities
Accounts payable				$	    13,836	$	    47,304
Accrued interest					    85,521		    82,926
Other loans and advances			    88,905		    88,905
Note payable to bank				 4,894,690		 4,611,764
Total liabilities					 5,082,952		 4,830,899

Commitments and contingencies			       ---        	 ---

Temporary equity - units subject to		 8,513,765		  8,513,765
recission

			Members' Equity (Deficit)
Capital Contributed					 ---        	 ---
Deficit accumulated during the
  development stage				  (170,677)		   (169,363)
Total members' equity (deficit)		  (170,677)		   (169,363)
Total liabilities and members'
equity (deficit)				$	 13,426,040	  $	  13,175,300


NOTE: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)

								    March 24,			  March 24,
						   Three		2000		 Three  	   2000
						   months      (inception)     months     (inception)
						   Ended         through	 Ended       through
						  March 31,     March 31,	March 31,	 March 31,
			  			   2003          2003          2002          2002

INCOME
Investment income	  		  	 $	   87	    $	 30,706     $    175	$   30,178

EXPENSES
	General and administrative    	   -- 	189,276           --        68,859
	Depreciation and amortization 	 1,401       12,107         1,401        6,503
Total expenses					 1,401  	201,383         1,401       75,362

Net income (loss)			  	 $  	(1,314)   $(170,677)	$  (1,227)   $ (45,184)

Income(Loss) per unit		  	 $  	(0.001)			$  (0.001)



				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)


								    March 24,			  March 24,
						   Three		2000		 Three  	   2000
						   months      (inception)     months     (inception)
						   Ended         through	 Ended       through
						  March 31,     March 31,	March 31,	 March 31,
			  			   2003          2003          2002          2002

Operating activities:
  Net income (loss)			  $  (1,314)    $ (170,677)    $  (1,226)    $  (45,184)
   Adjustment to reconcile net
    income(loss) to net cash flows
    from operating activities
  Depreciation and amortization	       1,401         12,107         1,401		   6,503
  Increase (decrease) in operating
    liabilities Accounts Payable	           0              0             0              0
NET CASH FLOWS FROM
     OPERATING ACTIVITIES
						          87       (158,570)           175        (38,681)

Investing activities:
  Purchase of land				---        (11,256,808)       ---        (11,256,808)
  Costs of land development		     (281,494)    (2,030,786)     (143,668)     (1,001,576)
  Purchase of property and equipment      ---           (5,024)         ---             (5,024)
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		     (281,494)    (13,292,618)    (143,668)    (12,263,408)

Financing activities
  Equity contributions from units
   issued in public offering			---          8,563,660         ---         8,563,660
  Other loans and advances for the
   purchase of units                      ---             88,905         ---            88,905

    Net					      ---          8,652,565         ---         8,652,565
  Proceeds from note payable to bank     282,926       6,851,690        172,000      5,672,000
  Repayment of note payable to bank       ---         (1,957,000)        ---        (1,957,000)
  Offering costs                          ---            (49,895)        ---           (49,895)
  Cost of bank financing                  ---            (23,000)        ---           (23,000)
  Overdraft                               ---              --- 	      (28,507)          7,419

     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                282,926       13,474,360       143,493      12,302,089

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS             1,519           23,172             0                0

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                  21,653            ---               0                0

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $   23,171       $   23,171    $        0    $           0

Cash paid:

      Interest				  $   (82,925)	 $ (586,520)  $     ---        $     ---

Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land  $     2,596	 $   85,521   $     ---        $     ---

       Change in accrued other costs
	   of Development allocated to  $   (33,468)     $   13,836   $     ---        $     ---
	   land


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				  (Unaudited)
                         March 31, 2003


1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR
Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2002.

2.	Going concern

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We will employ a construction management company to take responsibility for the overall management of the construction, including preparing the pad sites for sale and developing and constructing the commercial buildings. We have selected Walton Construction Co., Inc. to act as the general contractor for the building of the facilities, but COR has no written contract with this entity as of yet. We also plan to employ a real estate development management company to assist with securing the approval of the site plans, to provide leasing services including obtaining tenants for the facilities, and to manage maintenance of the buildings. COR has entered a written contract with Red Development Services, L.L.C., pursuant to which Red Development Services, L.L.C. will serve as development manager. COR's managers will provide oversight of the construction management company and the leasing management company.

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

We expect phase one construction to be funded by a phase one construction loan and by proceeds from pad site sales. We anticipate the phase one construction loan to be approximately $18,000,000 to $19,000,000, and that the proceeds of this loan will be used to completely satisfy COR's existing debt from the purchase of the land.(See Item 5, "Market for Common Equity and Related Stockholder Matters.") We also anticipate that at least two pad sites will be sold during or before COR's fiscal year 2004, and the proceeds from such sales used for pad site work. We currently have one contract for the sale of a pad site for a price within our projected sale range; this contract was entered on March 11, 2003 and is scheduled to close in June 2003, although closing may under the contract be postponed until August 2003COR continues to pursue sales of the remaining five (5) pad sites.

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

As a result, we expect that during the 60-day period following the date on which this Report on Form 10-QSB is filed, COR will issue a rescission offer to all purchasers of Common Units and Preferred Units. The offer is proposed to be an offer by COR to all Members to repurchase all Common Units and Preferred Units for the amount of consideration paid plus interest of fifteen
percent (15%) per year from the date of purchase.    The form of this offer
is currently undetermined, but we anticipate that it will be promissory notes or cash or a combination of the two.

We expect that the rescission offer will give each Member a 30-day opportunity to accept the repurchase offer, and that each Member who fails to accept the offer within that 30-day period will be barred from bringing suit to seek damages for the failure to register. We expect to issue a promissory note and/or cash to each accepting Member within ten (10) days of notification of acceptance to COR.

Concurrently with the rescission offer, COR proposes to enter consent orders with each the Kansas Securities Commissioner and the Missouri Securities Division. Under these consent orders, we anticipate that COR will pay a total fine of $10,000 to both the Kansas Securities Commissioner and the Missouri Securities Division. This proposed amount represents $1,500 that COR would have paid to the Kansas Securities Commissioner and $1,000 COR would have paid to the Missouri Securities Division had the units been registered in 2000, as well as a fine of $7,300 to be split between the Kansas Securities Commissioner and the Missouri Securities Division.

At this time, it is not possible for COR to determine the specific amount of Members expected to accept the offer. If a substantial number of Members accept the offer, COR may, depending on the terms of the rescission offer, be required to generate cash on a very short-term basis, and may be required to obtain a loan to make the required cash payments and/or payments of principal and interest to Members who have accepted the rescission offer. COR has not determined whether its existing debt from the purchase of the land (see Item
5, "Market for Common Equity and Related Stockholder Matters") is or is not subject to acceleration as a result of the violation of Kansas and Missouri statutes and/or the rescission offer. COR is in communication with its lender regarding these violations and the rescission offer. To date COR has not received any indication that the lender believes the loan can accelerated, nor that the lender will seek acceleration even if available. However, we can give no assurance that the lender will continue to refrain from seeking recourse available to it, if any. Further, we can give no assurance that any loan necessitated by the rescission offer will be available on acceptable terms to COR.

COR's plan of operations, construction schedule, and ability to maintain existing financing and obtain new construction loans may be adversely affected by the statutory violations as well as by the results of the proposed rescission offer.

ITEM 3. CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented changes primarily to formalize and document the procedures. We have designed our disclosure controls and procedures to ensure that material information related to COR is made known to the manager serving as our principal executive officer and the manager serving as our principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on approximately May 9, 2003, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Registrant is not currently involved in any legal proceedings other than seeking approval of site plans and zoning as described above in Item 2, "Management's Discussion and Analysis or Plan of Operation - Generally," and the rescission offer process described above in Item 2, "Management's Discussion and Analysis or Plan of Operation - Rescission Offer."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

There have been no changes in the terms of, or the rights evidenced by, the registered securities. As of March 31, 2003, there have been no sales of unregistered securities that were not registered under the Securities Act of 1933.

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

From the effective date of the registration statement to December 31, 2001, the net offering proceeds available from the sales of COR Common Units and Preferred Units, after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. From the effective date of the registration statement to December 31, 2001, COR used $5,756,808 from equity contributions byCOR members and $5,500,000 in proceeds from a bank loan to purchase thereal estate. From January through April, 2001, COR used members' equity contributions to repay a total of $2,150,000 of the bank loan.
COR also invested $280,021.75 in an interest bearing account during that period.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: May 20, 2003                          By:/s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE

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


Date: May 20, 2003                          /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC

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


Date: May 20, 2003                          /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of COR Development, LLC (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002,as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fullycomplies with the requirements of Section 13(a) or 15(d) of the SecuritiesExchange Act of 1934; and (2) The information contained in the Report fairlypresents, in all material respects, the financial condition and results of operations of the Company.


Date: May 20, 2003                          /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC


Date: May 20, 2003                          /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC