Form 10QSB
period 2003-06-30
COR DEVELOPMENT LLC
filed 2003-08-15
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended 06/30/2003
                        Commission file number 333-41636

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

   As of August 11, 2003, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

                                  INDEX

PART I FINANCIAL INFORMATION  ..........................................2

     Item 1. Condensed Financial Statements (Unaudited) ................2

             Condensed Balance Sheets            .......................2

             Condensed Statements of Operations (Unaudited) ............3

             Condensed Statements of Cash Flows (Unaudited) ............3

             Notes to Condensed Financial Statements (Unaudited) .......4

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                  .............5

     Item 3. Controls and Procedures ...................................9

PART II OTHER INFORMATION  .............................................9

     Item 1 Legal Proceedings    .......................................9

     Item 2 Changes in Securities and Use of Proceeds   ................9

     Item 3 Defaults Upon Senior Securities   .........................11


     Item 4 Submission of Matters to a Vote of Security Holders   .....11

     Item 5 Other Information   .......................................11

     Item 6 Exhibits and Reports on Form 8-K   ........................11

CERTIFICATIONS  .......................................................12

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

	      	    	                 (Unaudited)
						     June 30, 2003       December 31, 2002
			Assets
Land						$	14,136,222	$	13,136,329
Cash and cash equivalents			         0       	    21,653
Property and equipment, at cost		     5,024		     5,024
Accumulated depreciation		          (2,008)		    (1,506)
Unamortized financing costs			     11,500		    13,800

Total assets				$	 14,150,738	$	13,175,300


			Liabilities
Accounts payable and Bank overdraft	$	    609,691	$	    47,304
Accrued interest					     90,621		    82,926
Other loans and advances			     88,905		    88,905
Note payable to bank				  5,075,711		 4,611,764
Total liabilities					  5,864,928		 4,830,899

Commitments and contingencies			       ---        	 ---

Temporary equity - units subject to		  8,513,765		  8,513,765
recission

			Members' Equity (Deficit)
Capital Contributed					 ---        	 ---
Deficit accumulated during the
  development stage				  (227,955)		   (169,363)
Total members' equity (deficit)		  (227,955)		   (169,363)
Total liabilities and members'
equity (deficit)				$	 14,150,738	  $	  13,175,300


NOTE: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)
							    						    March 24,
					   					 		 	    2000
					   Quarter     Six Months   Quarter     Six Months  (inception)
					   Ended       Ended        Ended	    Ended       Through
					   June 30,    June 30,     June 30,    June 30,    June 30,
			  		   2003        2003         2002        2002        2003
INCOME
Investment income	  		   $	   56	   $ 	  143	    $    143     $     318   $  30,763

EXPENSES
	General and administrative    55,933     55,933          ---           ---     245,209
	Depreciation and
      amortization  			 1,401      2,802         1,401         2,802     13,509
Total expenses				57,334     58,735         1,401         2,802    258,718

Net income (loss)			   $ (57,278)  $(58,592)    $  (1,258)     $ (2,484)  $(227,955)

Income(Loss) per unit		   $   (.066)  $  (.068)    $   (.001)    $   (.002)

                     COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)

						   Six 	     Six  		 March 24,2000
						   months        months       (inception)
						   Ended         Ended         through
						   June 30,      June 30,	 June 30,
			  			   2003          2002          2003
Operating activities:
  Net income (loss)			  $ (58,592)    $  (170,677)     $ (1,226)
   Adjustment to reconcile net
    income(loss) to net cash flows
    from operating activities
  Depreciation and amortization	       2,802          2,802	      13,509
  Increase (decrease) in operating
    liabilities Accounts Payable	      55,933        (37,598)        55,933
NET CASH FLOWS FROM
     OPERATING ACTIVITIES 			   143        (37,280)      (158,513)

Investing activities:
  Purchase of land				  ---              ---    (11,256,808)
  Costs of land development		     (712,496)      (585,611)    (2,461,789)
  Purchase of property and equipment        ---              ---         (5,024)
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		     (712,496)      (585,611)   (13,723,621)

Financing activities
  Equity contributions from units
   issued in public offering			  ---              ---      8,563,660
  Other loans and advances for the
   purchase of units                        ---              ---         88,905

    Net					        ---              ---      8,652,565
  Proceeds from note payable to bank     463,947         631,694      7,032,711
  Repayment of note payable to bank         ---              ---     (1,957,000)
  Offering costs                            ---              ---        (49,895)
  Cost of bank financing                    ---              ---        (23,000)
  Overdraft                              226,753             ---        226,753

     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                690,700          631,694    13,882,134

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS           (21,653)           8,803           ---

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                  21,653              ---           ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $     ---             8,803           ---

Cash paid:

      Interest				  $ (168,446)      $  (350,524)  $  (515,083)
Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land  $   (7,696)	 $   144,711   $   (90,621)

       Change in accrued other costs
	   of Development allocated to  $ (279,700)      $      ---    $  (327,004)
	   land

  	                COR DEVELOPMENT, LLC
			(A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                         June 30, 2003


1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2003. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2002.

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

We expect COR's primary sources of revenue to be:

      1)  the sale of 6 undeveloped pad sites over the next two years;
      2)  the leasing of space in the commercial buildings; and
      3) the sale of the commercial buildings after a period of operation and at the time that holders of a majority of the units shall approve the sale, which is currently contemplated to be by the end of 2015.

We propose to accomplish four purposes with the real estate. First, we will develop and sell six (6) pad sites over the next two years. Second, we plan to develop and build commercial office and retail space and will engage a management company to lease this space. Based upon the current site plans, there will be approximately 360,000 square feet of retail and office space, consisting of 220,000 square feet of retail space, a maximum of 50,000 square feet of pad space (which is expected to include a bank and three restaurants), and 90,000 square feet of office space. These facilities will be located on approximately 34 acres. Previous SEC filings by COR reflected that the site may include a hotel. At this time, COR does not expect that a hotel will be part of the development at the site.

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

Work has commenced at the site, including grading and storm sewer work. We anticipate that construction on the buildings will commence in late 2003 and should be completed by 2005. In late October, 2001, we finalized and filed with the City of Leawood, Kansas, our original site plans for the building of the facilities for the office and retail space. In conjunction with the filing of the site plans, we requested the zoning necessary for the proposed development. Because of subsequent and significant changes to the site plan, it was necessary to re-submit plans to the City. A revised site plan and accompanying documentation was submitted to the City of Leawood on May 31, 2002. Plan approval with the City of Leawood is a three-step process in which the City's Planning Commission must give preliminary approval of the development plan, the City Council must give its preliminary approval of the plan, and finally the Planning Commission must give its final approval of the plan. City officials may ask for revisions to the plan at various points in this process. We held an informal work session with the Planning Commission on October 8, 2002 to discuss the preliminary plan and received Planning Commission feedback, and on October 28, 2002 we secured preliminary plan approval by the Planning Commission. In February 2003 we received zoning approval and final site plan approval. Additional site plan approvals are required as each specific building is designed and submitted for permitting.

With regard to a majority of the capital improvements and public right of way included in the proposed development, the cost of those developments must be allocated between COR and the Church of the Resurrection. COR and the Church of the Resurrection have agreement in principal on this allocation and the Kansas Attorney General's office has approved such allocation on the benefit district petitions approved by the City of Leawood thus far.

The City Council for the City of Leawood has passed a resolution of intent to approve approximately $6,250,000 to issue special benefit district bonds in connection with the special benefit district improvements for the development. On Monday, August 4, 2003, the City Council authorized the Mayor of Leawood to execute a contract with Walton Construction Co., Inc. for the construction of a portion of these special benefit district improvements. COR has filed a letter of credit with the City of Leawood in satisfaction of a requirement for proceeding with the special benefit district work. However, there are still several issues that must be resolved prior to issuance of bonds on all special benefit district improvements, including the participation in a benefit district by the owner of property immediately north of the COR property. If such issues cannot be resolved, that could potentially defeat the ability of COR to develop the real estate and meet its business objectives.

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

We will employ a construction management company to take responsibility for the overall management of the construction, including preparing the pad sites for sale and developing and constructing the commercial buildings. We have tentatively selected Walton Construction Co., Inc. to act as the construction manager for the building of the facilities, but COR is considering whether it would be preferable for Walton Construction Co., Inc. to serve as general contractor instead. COR currently has no written contract with Walton Construction Co., Inc. However, the City Council for the City of Leawood has authorized the Mayor of Leawood to execute a contract with Walton Construction Co., Inc. for the construction of a portion of the special benefit district improvements discussed above. We have also hired Red Development Services, L.L.C., pursuant to a written contract, to perform real estate development services including to secure the approval of the site plans, to perform leasing services including obtaining tenants for the facilities, and to manage maintenance of the buildings. COR's managers will provide oversight of Red Development, L.L.C. and any construction management company and/or general contractor.

Over the next twelve (12) months, COR intends to focus its efforts on securing tenant commitments and leases for the purposes of obtaining a phase one construction loan. We expect to begin phase one of construction, by which we mean construction of a multi-tenant building and the construction and proposed pad sites, in late 2003.

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

We expect phase one construction to be funded by a phase one construction loan and by proceeds from pad site sales. We anticipate the phase one construction loan to be approximately $18,000,000 to $19,000,000, and that the proceeds of this loan will be used to completely satisfy COR's existing debt from the purchase of the land. (See Item 5, "Market for Common Equity and Related Stockholder Matters.") However, without one or more construction loans, currently we do not have sufficient capital to begin phase one construction or to otherwise develop the land as planned. In connection with the letter of credit discussed above, COR has made additional agreements with a lender who proposes to provide additional funds toward phase one. However, the managers believe that the lender will not extend funds toward phase one without the completion of the rescission offer discussed below. (See Item 2, "Management's Discussion and Analysis or Plan of Operation - Rescission Offer.") Further, the lender may impose additional requirements or conditions in addition to completion of the rescission offer currently proposed by COR. We can provide no assurance that such requirements or conditions will be suitable to COR.

On March 11, 2003 COR signed a lease with Ultimate Electronics, Inc., pursuant to which Ultimate is to occupy approximately 31,000 square feet of this multi-tenant building. This lease may be terminated if the multi-tenant building is not completed by May 1, 2004, subject to delays caused by events outside the reasonable control of COR.

We also anticipate that at least two pad sites will be sold during or before COR's fiscal year 2004. We expect the proceeds from such sales will be used for construction of the facilities, including the pad sites. We currently have one contract for the sale of a pad site for a price within our projected sale range; this contract was entered on March 11, 2003 and was originally scheduled to close in June 2003, with two 30-day extensions available to the purchaser. The purchaser has exercised these extensions, and closing under the contract is currently scheduled to take place in August 2003. COR has entered a letter of intent with respect to the sale of a second pad site.
COR continues to pursue the completion of these sales, as well as the sales of the remaining four (4) pad sites.

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

Applicable Kansas statute requires that any security offered or sold in Kansas must first be registered with the Kansas Securities Commissioner or exempt from registration. Applicable Missouri statute requires that any security offered or sold in Missouri must first be registered with the Missouri Securities Division or exempt from registration. COR did not file a registration statement with either the Kansas Securities Commissioner or the Missouri Securities Division prior to making sales of the Common Units and Preferred Units in these states. Further, neither the Common Units nor the Preferred Units were exempt from registration in either Kansas or Missouri.
As such, COR's sale of the Common and Preferred Units in Kansas and Missouri appears to have violated both Kansas and Missouri securities statutes.

As a result, we expect that during the 30-day period following the date on which this Report on Form 10-QSB is filed, COR will issue a rescission offer to all purchasers of Common Units and Preferred Units who resided in Kansas at the time of purchase and who currently reside in Kansas. The offer is proposed to be an offer by COR to all such purchasers to repurchase for cash all Common Units and Preferred Units held by such purchasers, for the amount of consideration paid plus interest of fifteen percent (15%) per year from the date of purchase.

We expect that the rescission offer will give each offeree a 30-day opportunity to accept the repurchase offer, and that each offeree who fails to accept the offer within that 30-day period will be barred from bringing suit to seek damages for the failure to register. We expect to issue cash to each accepting offeree within ten (10) days of notification of acceptance to COR.

COR and the Kansas Securities Commissioner have signed a mutually satisfactory consent order. The Kansas consent order requires COR to pay a $6,300 fine. It also requires COR to pay $1,700 representing fees COR would have been required to submit had it registered the units prior to sale.

A consent order between COR and the Missouri Securities Division has been executed by COR and submitted to the Missouri Securities Commissioner for approval. Approval is expected on or prior to Friday, August 22, 2003. The Missouri consent order requires COR to pay $2,000 to Missouri's Investor Education Fund. It also requires COR to mail a cover letter enclosing the consent order to the 36 purchasers who lived in Missouri at the time of purchase, and to promptly honor any demand for payment resulting from the failure to register in Missouri.

At this time, it is not possible for COR to determine the specific amount of offerees expected to accept the offer. If a substantial number of offerees accept the offer, COR may, depending on the terms of the rescission offer, be required to generate cash on a very short-term basis, and may be required to obtain a loan to make the required cash payments and/or payments of principal and interest to offerees who have accepted the rescission offer. COR has not determined whether its existing debt from the purchase of the land (see Item 5, "Market for Common Equity and Related Stockholder Matters") is or is not subject to acceleration as a result of the violation of Kansas and Missouri statutes and/or the rescission offer. COR is in communication with its lender regarding these violations and the rescission offer. To date COR has not received any indication that the lender believes the loan can accelerated, nor that the lender will seek acceleration even if available. However, we can give no assurance that the lender will continue to refrain from seeking recourse available to it, if any. Further, we can give no assurance that any loan necessitated by the rescission offer will be available on acceptable terms to COR.

COR's plan of operations, construction schedule, and ability to maintain existing financing and obtain new construction loans may be adversely affected by the statutory violations as well as by the results of the proposed rescission offer.

ITEM 3. CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented changes primarily to formalize and document the procedures. We have designed our disclosure controls and procedures to ensure that material information related to COR is made known to the manager serving as our principal executive officer and the manager serving as our principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on approximately August 13, 2003, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

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

We are in a dispute with James Taylor Associates regarding their billings for services. We are investigating the claim and securing information with which to evaluate the sums due if any. The claim made was for a balance due for services rendered and a claim for profit that would have arisen had they provided service for the duration of the design of the project. COR is vigorous in its investigation and does not consider that it has any liability for services or profit for the duration of the project.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

There have been no changes in the terms of, or the rights evidenced by, the registered securities. As of June 30, 2003, there have been no sales of securities that were not registered under the Securities Act of 1933. However, there have been certain sales of securities that were not registered under applicable state laws. (See Item 2, "Management's Discussion and Analysis or Plan of Operation - Rescission Offer.")

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

As of August 11, 2003, the issuer had outstanding 254,850 common units and 601,416 preferred units, for a total of 856,266 units, all of which are voting units.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: August 14, 2003                      By:/s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE

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


Date: August 14, 2003                      /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC

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


Date: August 14, 2003                      /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC

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


Date: August 14, 2003                      /s/ Robert M. Adams
                                            ---------------------------
                                            Robert M. Adams, Manager
                                            COR Development, LLC


Date: August 14, 2003                      /s/ Arthur E. Fillmore, II
                                            ---------------------------
                                            Arthur E. Fillmore, II, Manager
                                            COR Development, LLC