Form 10KSB
period 2000-12-31
COR DEVELOPMENT LLC
filed 2003-08-26
CIK 1119529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the period from inception (March 24, 2000)through December 31, 2000

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

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

EXPLANATORY NOTE

   COR Development, LLC ("COR") has re-evaluated whether it was required to file an Annual Report on Form 10-KSB for the period from inception (March 24, 2000)through December 31, 2000. Based on its re-evaluation, COR now believes that it was required to file such an Annual Report. This report is therefore being filed.

   The following items speak as of the date of December 30, 2000:

     * Item 7.  Financial Statements
     * Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act

     * Item 10.  Executive Compensation
     * Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

   Except the items listed above, all other items and disclosures contained in this Annual Report on Form 10-KSB speak as of the date this report is filed.

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

Item 3. Legal Proceedings............................................7

Item 4. Submission of Matters to a Vote of Security Holders..........8

						PART II

Item 5. Market for Common Equity and Related Stockholder Matters.....9

Item 6. Plan of Operations...........................................11

Item 7. Financial Statements.........................................15

Item 8. Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure.....................................15

						PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act........16

Item 10. Executive Compensation......................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management
		and Other Stockholder Matters............................19

Item 12. Certain Relationships and Related Transactions..............20

Item 13. Exhibits, Financial Statement Schedules, and Reports on
		Form 8-K ................................................21

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

As further explained in Item 6, "Plan of Operations" below, we have applied for approval of our site plans and necessary zoning with the City of Leawood, Kansas. At this time, we have received zoning approval and final site plan approval. Additional site plan approvals are required as each specific building is designed and submitted for permitting.

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

Item 3.  Legal Proceedings.

COR is not currently involved in any legal proceedings other than seeking approval of site plans and zoning as described below in Item 6, Plan of Operation - Generally," and the rescission offer process described below in Item 6, "Plan of Operation - Rescission Offer."

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarterly fiscal period ended September 30, 2002.

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

From the effective date of the registration statement to December 31, 2002, the net offering proceeds available from the sales of COR Common Units and Preferred Units, after taking into account the expenses discussed above, was $8,441,635.40. The total purchase price of the real estate was $11,256,808, including closing costs of $29,558. From the effective date of the registration statement to December 31, 2001, COR used $5,756,808 from equity contributions by COR members and $5,500,000 in proceeds from a bank loan to purchase the real estate. From January through April, 2001, COR used members'equity contributions to repay a total of $2,150,000 of the bank loan. COR also invested $280,021.75 in an interest bearing account during that period.

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

COR and the Missouri Securities Division have entered a mutually satisfactory consent order. The Missouri consent order requires COR to pay $2,000 to Missouri's Investor Education Fund. It also requires COR to mail a cover letter enclosing the consent order to the 36 purchasers who lived in Missouri at the time of purchase, and to promptly honor any demand for payment resulting from the failure to register in Missouri.

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

Item 7.  Financial Statements

COR's financial statements for the period from inception (March 24, 2000) through December 31, 2000 are located below at Item 13, F-1, and are incorporated herein.

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

Based solely on its review of the copies of such forms received by COR, or written representations from certain reporting persons that no Form 4's or 5's were required for such persons, we believe that all filing requirements applicable to COR's managers and greater than ten percent beneficial owners during the period from January 1, 2000 to December 31, 2000, were complied with.

Item 10:  Executive Compensation

The following table sets forth the compensation for the period from inception (March 24, 2000)through December 31, 2000, including bonuses and deferred cash compensation (if any), of the managers:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                                -------------------
  (a)                            (b)     (c)        (d)         (e)
                                                               Other
Name and                                                       Annual
Principal                               Salary     Bonus    Compensation
Position                         Year    ($)        ($)          ($)

Robert M. Adams .............    2000       0          0          0
 Manager ....................

J. Frederick Ball ...........    2000       0          0          0
 Manager ....................

Steven L. Eginoire ..........    2000       0          0          0
 Manager ....................

Arthur E. Fillmore, II ......    2000       0          0          0
 Manager ....................

J. Scott Harrison ...........    2000       0          0          0
 Manager ....................

James M. Selle ..............    2000       0          0          0
 Manager ....................

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

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of August 26, 2003, concerning the beneficial ownership of the Company's Common Units and Preferred Units by each Manager, by all Managers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common or preferred units.


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

Estel Hipp and Gregory R. Walton were formerly managers of COR, but resigned so that their companies could negotiate arms length agreements for services to be rendered to COR. Mr. Hipp is working as a leasing and design consultant to a developmentmanagement company, Red Development Services, L.L.C. Previously, Mr. Hippwas a principal of CORnerstone Management, LLC, which rendered services toCOR during fiscal year 2001 but is no longer rendering such services.

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

                        FINANCIAL STATEMENTS

1. The following financial statements of COR Development, LLC, together with the Independent Auditors' Report are filed in this report at Item 13, F-1.

a.	Independent Auditors' Report

b.	Balance Sheet as of December 31, 2000

c.	Statement of Operations for the period from inception (March 24,
      2000)through December 31, 2000.

d.	Statement of Changes in Members' Equity for the period from
     inception (March 24, 2000)through December 31, 2000.

e.	Statement of Cash Flows for the period from inception (March 24,
     2000)through December 31, 2000.

f.	Notes to Financial Statements.


EXHIBIT SCHEDULE

2.    The schedule of exhibits required to be furnished by Item
601 of Regulations S-B is as follows:

a. 	Articles of Organization of COR Development, LLC(1)

b. 	Operating Agreement of COR Development, LLC(1)

c. 	Amendments to the Operating Agreement of COR Development, LLC
	incorporated by reference to COR's Definitive Proxy Statement filed on August 24, 2001

d. 	Real Estate Contract between L & F Land Company and Church of
	the Resurrection-United Methodist, dated January 24, 2000 (1)

e. 	Reinstatement and Amendment of Real Estate Contract between
	L & F Land Company and Church of the Resurrection-United Methodist, dated June 12, 2000 (1)

f. 	Assignment of Real Estate Contract between Church of the
	Resurrection-United Methodist and COR Development, LLC dated
	June 19, 2000 (1)

g.  	Certification of Periodic Financial Report

h.   	Statement from Marks, Nelson, Vohland & Campbell, LLC dated
	April 14, 2003.

-------------------------

(1)  Filed as exhibit to COR's Registration Statement on Form SB-2 on
July 18, 2000


(b) COR filed no reports on Form 8-K for the period from inception (March 24, 2000)through December 31, 2000.


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

 COR DEVELOPMENT, LLC

                        FINANCIAL STATEMENTS

                 Period from inception (March 24, 2000)
                       through December 31, 2000

INDEPENDENT AUDITORS' REPORT

To the Members

COR DEVELOPMENT, LLC

We have audited the accompanying balance sheet of COR Development, LLC (a development stage company) as of December 31, 2000 and the related statements of operations, changes in members' equity and cash flows for the period from inception (March 24, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Development, LLC (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the period from inception (March 24, 2000) through December 31, 2000 in conformity with U.S. generally accepted accounting principles.

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

Mayer Hoffman McCann P.C.
Leawood, Kansas
August 20, 2003

 				  COR DEVELOPMENT, LLC
			   (A Development Stage Company)

				    BALANCE SHEET

			        December 31, 2000

				     A S S E T S

									$	153,155
COST OF DEVELOPMENT

CASH AND CASH EQUIVALENTS					    6,238.998

UNAMORTIZED FINANCING COSTS						 15,000

		TOTAL ASSETS					$   6,452,153

                    L I A B I L I T I E S

ACCOUNTS PAYABLE 							$     107,484

OTHER LOANS AND ADVANCES					    6,332,423

NOTE PAYABLE TO BANK						          ---

		TOTAL LIABILITIES					    6,439,907

COMMITMENTS AND CONTINGENCIES					          ---



                     M E M B E R S'  E Q U I T Y (DEFICIT)

CAPITAL CONTRIBUTED							    ---

EXCESS/(DEFICIT) ACCUMULATED
    DURING THE DEVELOPMENT STAGE		                   12,246

		TOTAL MEMBERS' EQUITY	              		 12,246

		TOTAL LIABILITIES AND MEMBERS' EQUITY	$   6,452,153

				COR DEVELOPMENT, LLC
			   (A Development Stage Company)


                       STATEMENT OF OPERATIONS


									March 24, 2000
					  			      (Inception)
									   through
									  December 31,
									    2000

INCOME
	Investment income						$     12,415


EXPENSES
   General and administrative       				   169
           TOTAL EXPENSES	    	                           169

           NET INCOME						$     12,246


				COR DEVELOPMENT, LLC
			  (A Development Stage Company)

                STATEMENT OF CHANGES IN MEMBERS' EQUITY




                                            Excess/(Deficit)
							  Accumulated           Total
							  During the            Members'
						        Development   		Equity
							  Stage

Net income for the period from
inception(March 24,2000)through
December 31, 2000	 		 		  $     12,246		$     12,246

Membership units issued 					--

Balance,
	December 31, 2000				  $     12,246		$     12,246


                       COR DEVELOPMENT, LLC
			  (A Development Stage Company)

                STATEMENT OF CASH FLOW FOR THE PERIOD FROM INCEPTION
			  (MARCH 24, 2000) THROUGH DECEMBER 31, 2000

											March 24, 2000
											(Inception)
										     	Through
		   						                  December 31,
											2000

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income                             				$     12,246
	  Adjustments to reconcile net income (loss)
         to net cash flows from operating activities	                     ---

	    NET CASH FLOWS FROM OPERATING ACTIVITIES                      12,246

CASH FLOWS FROM INVESTING ACTIVITIES
      Costs of land development                                        (45,671)

		NET CASH FLOWS FROM INVESTING ACTIVITIES                   (45,671)

CASH FLOWS FROM FINANCING ACTIVITIES
      Equity contributions from units in public offering	               ---
      Other loans and advances for purchase of units in 2001          6,332,423
	   Net                                                          6,332,423
	Cost of bank financing                                           (15,000)

		NET CASH FLOWS FROM FINANCING ACTIVITIES                  6,317,423

		NET INCREASE IN CASH AND CASH EQUIVALENTS                 6,283,998

		CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                     ---

		CASH AND EQUIVALENTS, END OF PERIOD            		$   6,283,998

NOTES TO FINANCIAL STATEMENTS

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

The Company's primary sources of revenue are expected to result from: 1) sale of seven undeveloped pad sites; 2) development and leasing of commercial office space; and 3) sale of the commercial buildings after a period of operation and at the time that holders of a majority of the units shall approve the sale, which is expected to be by the end of 2015.

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

	Impairment of long-lived assets - The Company reviews land and development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair market value determined using a discounted cash flow model. No impairment losses are reflected in the accompanying financial statements.

	Sales and profit recognition - Sales revenues and profits from land sales activities are to be recognized at settlement and only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and the Company has no significant continuing involvement, as stipulated under Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate."

	Amortization - Amortization is computed by the following methods and estimated useful lives:


Assets				Primary Methods		Estimated Useful Lives

Financing costs			Straight-line		5 years


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

	During the second quarter of 2003, the Company executed its first pad site sales contract and it first lease agreement. However, until the number of pad sites subject to sales contracts and commitments for leased space reach acceptable levels, the Company may not be able to conduct the proposed development of its real estate without significantly revising its current plans of operations. Contractual commitments for real estate development have not been finalized pending the outcome of these matters.

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

	One of the Managers is also a member of a law firm, which performed legal services for the Company totaling $22,247 for the period from inception
(March 24, 2000) through December 31, 2000.

	The Company has no employees. Since inception through December 31, 2000, no compensation has been paid or accrued directly to any Managers of the Company. However, the Operating Agreement provides for reimbursement of expenses incurred by the Managers related to administration and operation of the Company. The amounts of such reimbursements paid or accrued directly to the Managers for the period from inception (March 24, 2000) through December
31, 2000 were minimal.


(7)	Related party transactions, continued

	Effective April 1, 2002, the Company terminated its agreement with CORnerstone Management, LLC, a related party as described above and hired an unrelated company for real estate development consulting services. However, one of the members of CORnerstone Management, LLC that was previously a Manager of the Company until May 2001 will provide consulting services to the newly hired, unrelated company.

(8)	Operating lease

	The Company leased office space under an operating lease for CORnerstone Management, a related party as described in Note (7). This lease expired in November 2002.

(9)	Commitments

	According to the terms of the real estate contract assignment agreement dated June 19, 2000 between the Company and the Church of the Resurrection, the Company intends to donate 15 acres of undeveloped land to the Church of the Resurrection for use in the development of its worship and educational facilities and to develop the commercial buildings in a manner that provides for parking for the Church of the Resurrection for its Sunday services and other programs and activities. No liability has been recorded in the financial statements as of December 31, 2000 for this stated intent to donate property.

(10)	Cash flow disclosures

	Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and highly liquid investments purchased with a maturity of three months or less. As of December 31, 2000, $6,283,998 was held in an account at a brokerage firm. The following is a summary of supplemental cash flow information and non-cash investing activity:


						MARCH 24, 2000
						(INCEPTION)
						THROUGH
						DECEMBER 21, 2000
Non-cash transactions related to
  investing activities:

	Change in accrued development
         costs allocated to land		$  (107,484)


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

(12)	Units issued in violation of state securities laws and going concern considerations

	On April 7, 2003, the Company's management determined that the equity securities (common units and preferred units) issued in 2001 by the Company in a public offering were not in compliance with applicable state exemptions from registration and may be subject to rescission. The Company self-reported these events to the Kansas Securities Commissioner on April 9, 2003, and to the Missouri Securities Division shortly thereafter. The Company has since worked with the Kansas Securities Commissioner and the Missouri Securities Division. The Company and the Kansas Securities Commissioner have signed a mutually satisfactory consent order. The Kansas consent order requires the Company to pay a $6,300 fine. It also requires the Company to pay $1,700 representing fees the Company would have been required to submit had it registered the units prior to sale.

	The Company will make a rescission offer to purchasers of the common units and preferred units who lived in Kansas at the time of purchase and who currently live in Kansas. (The Company will not make a rescission offer to any other purchasers of its units.) A rescission offer is required to be outstanding for a 30 day period where the unit holders will have the option to: (1) reject the rescission offer formally in writing; (2) to take no action within the 30 days, thereby retaining the outstanding units; or (3) to accept the rescission offer formally in writing. Formal rescission acceptances will result in cash payments by the Company to the unit holders for the return of their original investment plus interest at 15% annually.

A consent order between the Company and the Missouri Securities
Division has been executed by the Company and submitted to the Missouri Securities Commissioner for approval. The Missouri consent order requires the Company to pay $2,000 to Missouri's Investor Education Fund. It also requires the Company to mail a cover letter enclosing the consent order to the 36 purchasers who lived in Missouri at the time of purchase, and to promptly honor any demand for payment resulting from the failure to register in Missouri.

	All of the Company's outstanding units will be reflected as temporary equity until such time as the violations under the state securities laws have been cured. While the outcome of these matters cannot be predicted with certainty, the Company's management and its legal counsel believe that it will not have a material adverse effect on the Company's financial statements. However, if a substantial number of the unit holders elect to rescind their investment, or if the rescissions impact the Company's banking relationships, these elections could materially affect the Company's liquidity and its ability to implement its business plan and to continue as a going concern.
The ultimate outcome of this uncertainty cannot be determined at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COR DEVELOPMENT, LLC


Date: August 22, 2003           By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC


Date: August 22, 2003           By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 22, 2003           By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC


Date: August 22, 2003           By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC

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

    SIGNATURE                                  TITLE


/s/ Robert M. Adams                  Manager of COR Development, LLC
Robert M.  Adams                         August 22, 2003

/s/ Steven L. Eginoire               Manager of COR Development, LLC
Steven L. Eginoire                       August 22, 2003

/s/ Arthur E. Fillmore, II           Manager of COR Development, LLC
Arthur E. Fillmore, II                   August 22, 2003

/s/ J. Frederick Ball                Manager of COR Development, LLC
J. Frederick Ball                        August 22, 2003

/s/ James M. Selle                   Manager of COR Development, LLC
James M. Selle                           August 22, 2003

/s/ J. Scott Harrison                Manager of COR Development, LLC
J. Scott Harrison                        August 22, 2003

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


Date: August 22, 2003           By:/s/ Robert M. Adams
                                ---------------------------------
                                Robert M. Adams, Manager of
                                COR Development, LLC

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


Date: August 22, 2003           By:/s/ Arthur E. Fillmore, II
                                ---------------------------------
                                Arthur E. Fillmore, II, Manager of
                                COR Development, LLC

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The Definitive Proxy Statement of COR Development, LLC filed on
September 12, 2002 is incorporated by this reference.

         CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of COR Development, LLC (COR) on Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Robert M. Adams, Manager serving an equivalent role to Chief Executive Officer of COR, and Arthur E. Fillmore, II, serving an equivalent role to Chief Financial Officer of COR, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of COR.


/s/ Robert M. Adams				/s/ Arthur E. Fillmore, II
- -----------------------------			---------------------------------
Robert M. Adams, Manager of			Arthur E. Fillmore, II, Manager of
COR Development, LLC				COR Development, LLC

August 22, 2003					August 22, 2003

<SEQUENCE>3
<FILENAME>vohland.txt
Certified Public Accountants 	Business Consultants


Marks, Nelson, Vohland & Campbell, LLC



April 14, 2003


United States Securities and Exchange Commission
Washington, D.C. 20549


Re: 	COR Development, LLC
	Report on Form 10-KSB for the Fiscal Period
	Ended December 31, 2002


Dear SEC:

	COR Development, LLC has requested that we furnish this letter in connection with the above-referenced report.

	We have reviewed Item 8 of the Report. Based on our understanding that Item 8 will be submitted to you in substantially the form it was presented to us, and based on the further understanding the Report contains no other material statement concerning the matters discussed in Item 8, we state the following:

	We agree with the statements made by COR Development, LLC in Item 8 of the Report. Without limiting the foregoing, we agree that there have been no disagreements between COR Development, LLC and our firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Our firm resigned before it issued any audited reports for COR Development, LLC, and as such (i) no reports from our firm on the financial statements for the past two fiscal years contain any adverse opinion or disclaimer of opinion, (ii) no such reports were qualified or modified as to uncertainty, audit scope or accounting principles, and (iii) no information has come to our attention that we have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements.


	MARKS, NELSON, VOHLAND & CAMPBELL, LLC



		  By:   s/ Lawrence W. Vohland___________________
	    Name: 	 Lawrence W. Vohland, C.P.A.
	 Title:  	Managing Member




7701 College Boulevard, Suite 150, Overland Park, Kansas 66210
Telephone: 913.498.9000  Fax: 913.498.9020
 Website:  www.mnvccpa.com