Form 10QSB/A
period 2001-03-31
COR DEVELOPMENT LLC
filed 2003-08-26
CIK 1119529

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

        Yes  [ ]      No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of May 7, 2001, the issuer had outstanding 252,350 common units and 596,803 preferred units.

                               EXPLANATORY NOTE

  COR Development, LLC ("COR") has re-evaluated whether the independent auditor review obtained with respect to its report on Form 10-QSB for the quarterly period ended March 31, 2001 was in compliance with the standards set forth by Statement of Auditing Standards 100 (which supersedes Statement of Auditing Standards 71) . Based on its re-evaluation, COR now believes that the review was not in compliance with such standards; as such, COR retained the independent auditing firm of Mayer Hoffman McCann, P.C. to perform such review.

   COR has also re-evaluated whether it was required to file an Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. Based on its re-evaluation, COR now believes that it was required to file such an Annual Report.

   The review by Mayer Hoffman McCann, P.C. is now completed. This report is being filed to amend and restate the following item contained in COR's report on Form 10-QSB for the quarterly period ended March 30, 2001, originally filed with the Securities and Exchange Commission on May 31, 2001:

     * Item 1.  Financial Statements

     * Notation above indicating that while Section 15(d) of the Securities Act of 1934 required COR to files its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, COR had not filed such Annual Report as of May 31, 2001.

   In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and COR has not updated the disclosures in this report to speak as of a later date. All information contained in this amendment is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to May 31, 2001.


                                      INDEX

PART I FINANCIAL INFORMATION ...........................................4
	Item 1. Condensed Financial Statements (Unaudited) ...............4
		  Condensed Balance Sheets .................................4
		  Condensed Statements of Operations (Unaudited) ...........5
		  Condensed Statements of Cash Flows (Unaudited) ...........5
		  Notes to Condensed Financial Statements (Unaudited) ......6

     Item 2. Management's Discussion and Analysis or Plan
             of Operation)                                 .............8

PART II OTHER INFORMATION  .............................................9

     Items 1 Legal Proceedings   .......................................9
     Items 2 Changes in Securities and Use of Proceeds  ................9
     Items 3 Defaults Upon Senior Securities  .........................10
     Items 4 Submission of Matters to a Vote of Security Holders  .....10
     Items 5 Other Information  .......................................10
     Items 6 Exhibits and Reports on Form 8-K  ........................10

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

		      	    	             Unaudited
						    March 31,2001   December 31, 2000
			Assets
Land						$	11,256,808	$	       ---
Costs of development			         223,421	  	   153,155
Cash and cash equivalents		         404,780         6,283,998
Unamortized financing costs			    15,000		    15,000

Total assets				$	11,900,009	$	 6,452,153


			Liabilities
Accounts payable				$	       	$	   107,484
Accrued interest					                         ---
Other loans and advances			 1,279,915		 6,332,423
Note payable to bank				 3,600,000
Total liabilities					 4,879,915		 6,439,907

Commitments and contingencies			       ---       	  	 ---
Temporary equity - units issued in
violation of state securities laws		 6,996,780

		Members' Equity (Deficit)
Capital Contributed				       ---
Excess (deficit) accumulated during the
  development stage				    23,314		    12,246
Total members' equity (deficit)		    23,314		    12,246
Total liabilities and members'
equity (deficit)				$	11,900,009	  $	 6,452,153

NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)
							     			March 24,
					   	Three				2000
		   			   	Months     	      	(inception)
					   	Ended                	through
					   	March 31,            	March 31,
			  		   	2001                 	2001
INCOME
Investment income	  		   	$   11,110	    		$   23,525

EXPENSES
	General and administrative            42                     211
	Depreciation and amortization
Total expenses				        42                     211

Net income (loss)			      $   11,068              $   23,314
Income(Loss) per unit		      $     .016


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)

			     								March 24,
					   		Three				2000
		   			   		Months     	      	(inception)
					   		Ended                	through
					   		March 31,            	March 31,
			  		   		2001                 	2001

Operating activities:
  Net income (loss)			  	$  11,068   		$   23,314
   Adjustment to reconcile net income
    (loss) to net cash flows from
     operating activities
  Depreciation and amortization
  Increase (decrease) in operating liabilities
   Accounts Payable
NET CASH FLOWS FROM
     OPERATING ACTIVITIES 			   11,068		     	    23,314

Investing activities:
  Purchase of land			    (11,256,808)             (11,256,808)
  Costs of land development		       (127,855)                (173,526)
  Purchase of property and equipment
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		    (11,384,663)             (11,430,334)

Financing activities
  Equity contributions from units issued
   in public offering			      6,996,780                 6,996,780
  Other loans and advances for the
   purchase of units                     (5,052,508)                1,279,915
    Net					      1,944,272                 8,276,695
  Proceeds from note payable to bank      5,500,000                 5,500,000
  Repayment of note payable to bank      (1,900,000)               (1,900,000)
  Offering costs                            (49,895)                  (49,895)
  Cost of bank financing                        ---                   (15,000)
  Overdraft
     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                  5,494,377               11,811,800

	NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS            (5,879,218)                 404,780

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                   6,283,998                      ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                        $  404,780              $   404,780

Cash paid:

      Interest				      $      ---              $       ---
Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land      $      ---              $       ---

       Change in accrued other cost
	   of development allocated to      $   107,484             $       ---
	   land


						COR DEVELOPMENT, LLC
					(A Development Stage Company)
				NOTES TO CONDENSED FINANCIAL STATEMENTS

						March 31, 2001
1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2001. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form
10-KSB for the year ended December 31, 2000.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Members

COR DEVELOPMENT, LLC

We have reviewed the condensed balance sheet of COR Development, LLC (a development stage company) as of March 31, 2001 and the related condensed statements of operations and cash flows for the for the three-month period ended March 31, 2001 and the period from inception (March 24, 2000) through March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of COR Development, LLC (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the period from inception (March 24, 2000) through December 31, 2000 (not presented herein); and in our report dated August 20, 2003, we expressed an unqualified opinion on those financial statements. In addition, our report included an explanatory paragraph regarding a going concern uncertainty. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of the Company's operations and realization of its assets and payment of its liabilities in the ordinary course of business. As discussed in the notes to the 2000 financial statements, on April 7, 2003 the Company's management determined that the equity securities issued in 2001 by the Company in a public offering were not in compliance with applicable state exemptions from registration and may be subject to rescission. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: August 22, 2003                       By:/s/ Robert M. Adams
                                            ----------------------------------
                                                Robert M. Adams, Manager of
                                                COR Development, LLC
   SIGNATURE                                               TITLE