Form 10QSB/A
period 2001-06-30
COR DEVELOPMENT LLC
filed 2003-08-26
CIK 1119529

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001
                      Commission file number 333-41636

                          COR DEVELOPMENT, LLC
--------------------------------------------------------------------------
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


                               EXPLANATORY NOTE

   COR Development, LLC ("COR") has re-evaluated whether the independent auditor review obtained with respect to its report on Form 10-QSB for the quarterly period ended June 30, 2001 was in compliance with the standards set forth by Statement of Auditing Standards 100 (which supersedes Statement of Auditing Standards 71) . Based on its re-evaluation, COR now believes that the review was not in compliance with such standards; as such, COR retained the independent auditing firm of Mayer Hoffman McCann, P.C. to perform such review.

   COR has also re-evaluated whether it was required to file an Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. Based on its re-evaluation, COR now believes that it was required to file such an Annual Report.

   The review by Mayer Hoffman McCann, P.C. is now completed. This report is being filed to amend and restate the following item contained in COR's report on Form 10-QSB for the quarterly period ended June 30, 2001, originally filed with the Securities and Exchange Commission on August 30, 2001:

     * Item 1.  Financial Statements

     * Notation above indicating that while Section 15(d) of the Securities Act of 1934 required COR to files its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, COR had not filed such Annual Report as of August 30, 2001.

   In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and COR has not updated the disclosures in this report to speak as of a later date. All information contained in this amendment is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to August 30, 2001.


INDEX

PART I FINANCIAL INFORMATION ...........................................4
	Item 1. Condensed Financial Statements (Unaudited) ...............4
		  Condensed Balance Sheets .................................4
		  Condensed Statements of Operations (Unaudited) ...........5
		  Condensed Statements of Cash Flows (Unaudited) ...........5
		  Notes to Condensed Financial Statements (Unaudited) ......6

Item 2. Management's Discussion and Analysis or Plan
Of Operation) ..........................................................8

PART II OTHER INFORMATION  .............................................9

Items 1 Legal Proceedings  .............................................9
Items 2 Changes in Securities and Use of Proceeds  .....................9
Items 3 Defaults Upon Senior Securities  ..............................10
Items 4 Submission of Matters to a Vote of Security Holders  ..........10
Items 5 Other Information  ............................................10
Items 6 Exhibits and Reports on Form 8-K  .............................10

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

		      	    	             Unaudited
						    June 30,2001   December 31, 2000
			Assets
Land						$	11,256,808	$	       ---
Costs of development			         470,385	  	   153,155
Cash and cash equivalents		         280,022         6,283,998
Unamortized financing costs			    23,000		    15,000

Total assets				$	12,030,215	$	 6,452,153


			Liabilities
Accounts payable				$	       	$	   107,484
Accrued interest					                         ---
Other loans and advances			    88,905		 6,332,423
Note payable to bank				 3,350,000
Total liabilities					 3,438,905		 6,439,907

Commitments and contingencies			       ---       	  	 ---
Temporary equity - units issued in
violation of state securities laws		 8,563,660

		Members' Equity (Deficit)
Capital Contributed				       ---
Excess (deficit) accumulated during the
  development stage				    27,650		    12,246
Total members' equity (deficit)		    27,650		    12,246
Total liabilities and members'
equity (deficit)				$	12,030,215	  $	 6,452,153


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

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)


							    					March 24,
					  	      					2000
					   		Quarter	   Six Months     (inception)
					   		Ended	         Ended	      through
					     		June 30,       June 30,	      June 30,
			  		   		2001           2001           2001
INCOME
Investment income	  		   		$   4,336	   $  15,446      $  27,861

EXPENSES
	General and administrative            			    42            211
	Depreciation and amortization
Total expenses				        			    42            211

Net income (loss)			      	$   4,336	   $  15,404      $  27,650

Income(Loss) per unit		            $    .005      $    .017


 			    COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)


			     								March 24,
					   		Six				2000
		   			   		Months     	      	(inception)
					   		Ended                	through
					   		June 30,            	June 30,
			  		   		2001                 	2001

Operating activities:
  Net income (loss)			  	$  15,404   		$   27,650
   Adjustment to reconcile net income
    (loss) to net cash flows from
     operating activities
  Depreciation and amortization
  Increase (decrease) in operating liabilities
   Accounts Payable
NET CASH FLOWS FROM
     OPERATING ACTIVITIES 			    15,404		     	     27,650

Investing activities:
  Purchase of land			    (11,256,808)             (11,256,808)
  Costs of land development		       (347,819)                (420,424)
  Purchase of property and equipment
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		    (11,631,627)             (11,677,232)

Financing activities
  Equity contributions from units issued
   in public offering			      8,563,660                 8,563,660
  Other loans and advances for the
   purchase of units                     (6,243,518)                   88,905
    Net					      2,320,142                 8,652,565
  Proceeds from note payable to bank      5,500,000                 5,500,000
  Repayment of note payable to bank      (2,150,000)               (2,150,000)
  Offering costs                            (49,895)                  (49,895)
  Cost of bank financing                     (8,000)                  (23,000)
  Overdraft
     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                  5,612,247               11,929,670

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS            (6,003,976)                 280,022

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                   6,283,998                      ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                        $  280,022              $    280,022

Cash paid:

      Interest				      $      ---              $       ---
Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land      $      ---              $       ---

       Change in accrued other cost
	   of development allocated to      $   107,484             $       ---
	   land


						COR DEVELOPMENT, LLC
					(A Development Stage Company)
				NOTES TO CONDENSED FINANCIAL STATEMENTS

						June 30, 2001
1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2000.

2.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of the Company's operations and realization of its assets and payment of its liabilities in the ordinary course of business. On April 7, 2003 the Company's management determined that the equity securities issued in 2001 by the Company in a public offering were not in compliance with applicable state exemptions from registration and may be subject to rescission. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this u ncertainty.

INDEPENDENT ACCOUNTANTS' REPORT

To the Members

COR DEVELOPMENT, LLC

We have reviewed the condensed balance sheet of COR Development, LLC (a development stage company) as of June 30, 2001 and the related condensed statements of operations and cash flows for the for the three-month and six month period ended June 30, 2001 and the period from inception (March 24, 2000) through June 30, 2001. These financial statements are the responsibility of the Company's management.

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

                                         COR DEVELOPMENT, LLC
                                         (Registrant)


Date: August 22, 2003                       By:/s/ Robert M. Adams
                                            ----------------------------------
                                            Robert M. Adams, Manager of
                                                COR Development, LLC
                                                 SIGNATURE TITLE
Page 10