Form 10-Q/A
period 2001-09-30
COR DEVELOPMENT LLC
filed 2003-08-26
CIK 1119529

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

                               EXPLANATORY NOTE
COR Development, LLC ("COR") has re-evaluated whether the independent auditor review obtained with respect to its report on Form 10-QSB for the quarterly period ended September 30, 2001 was in compliance with the standards set forth by Statement of Auditing Standards 100 (which supersedes Statement of Auditing Standards 71) . Based on its re-evaluation, COR now believes that the review was not in compliance with such standards; as such, COR retained the independent auditing firm of Mayer Hoffman McCann, P.C. to perform such review.

   COR has also re-evaluated whether it was required to file an Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. Based on its re-evaluation, COR now believes that it was required to file such an Annual Report.

   The review by Mayer Hoffman McCann, P.C. is now completed. This report is being filed to amend and restate the following item contained in COR's report on Form 10-QSB for the quarterly period ended September 30, 2001, originally filed with the Securities and Exchange Commission on November 20, 2001, and amended on February 4, 2002.

     * Item 1.  Financial Statements

     * Notation above indicating that while Section 15(d) of the Securities Act of 1934 required COR to files its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, COR had not filed such Annual Report as of September 30, 2001 or as of February 4, 2002.

   In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and COR has not updated the disclosures in this report to speak as of a later date. All information contained in this amendment is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to November 20, 2001.

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

                         ITEM 1. CONDENSED FINANCIAL STATEMENTS

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
			  CONDENSED BALANCE SHEETS
				  (Unaudited)

		      	    	            Unaudited
						September 30,2001    December 31, 2000
			Assets
Land						$	11,256,808	$	       ---
Costs of development			         948,432	  	   153,155
Cash and cash equivalents		          78,792        6,283,998
Unamortized financing costs			    23,000		    15,000

Total assets				$	12,307,032	$	 6,452,153


			Liabilities
Accounts payable				$	       	$	   107,484
Accrued interest					   225,026               ---
Other loans and advances			    88,905		 6,332,423
Note payable to bank				 3,400,000
Total liabilities					 3,713,931		 6,439,907

Commitments and contingencies			       ---       	  	 ---
Temporary equity - units issued in
violation of state securities laws		 8,563,660
		Members' Equity (Deficit)
Capital Contributed				       ---
Excess (deficit) accumulated during the
  development stage				    29,441		    12,246
Total members' equity (deficit)		    29,441		    12,246
Total liabilities and members'
equity (deficit)				$	12,307,032	  $	 6,452,153


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

				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF OPERATIONS
				  (Unaudited)


							    					March 24,
					  	      					2000
					   		Quarter	   Nine Months     (inception)
					   		Ended	         Ended	      through
					     		September      September	September
			  		   		30, 2001       30, 2001       30, 2001
INCOME
Investment income	  		   		$   1,791	   $  17,237      $  29,652

EXPENSES
	General and administrative            			    42            211
	Depreciation and amortization
Total expenses				        			    42            211

Net income (loss)			      	$   1,791	   $  17,237      $  29,652

Income(Loss) per unit		            $    .002      $    .020


				COR DEVELOPMENT, LLC
			(A Development Stage Company)
		    CONDENSED STATEMENTS OF CASH FLOWS
				   (Unaudited)

			     								March 24,
					   		Nine                    2000
		   			   		Months     	      	(inception)
					   		Ended                	through
					   		September            	September
			  		   		30, 2001                30, 2001

Operating activities:
  Net income (loss)			  	$  17,195   		$   29,441
   Adjustment to reconcile net income
    (loss) to net cash flows from
     operating activities
  Depreciation and amortization
  Increase (decrease) in operating liabilities
   Accounts Payable
NET CASH FLOWS FROM
     OPERATING ACTIVITIES 			    17,195		     	     29,441

Investing activities:
  Purchase of land			    (11,256,808)             (11,256,808)
  Costs of land development		       (627,840)                (673,511)
  Purchase of property and equipment
NET CASH FLOWS FROM
     INVESTING ACTIVITIES  		    (11,884,648)             (11,930,319)

Financing activities
  Equity contributions from units issued
   in public offering			      8,563,660                 8,563,660
  Other loans and advances for the
   purchase of units                     (6,243,518)                   88,905
    Net					      2,320,142                 8,652,565
  Proceeds from note payable to bank      5,500,000                 5,500,000
  Repayment of note payable to bank      (2,100,000)               (2,100,000)
  Offering costs                            (49,895)                  (49,895)
  Cost of bank financing                     (8,000)                  (23,000)
  Overdraft
     NET CASH FLOWS FROM
     FINANCING ACTIVITIES                  5,662,247               11,979,670

     NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS            (6,205,206)                   78,792

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                   6,283,998                      ---

     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                        $   78,792              $     78,792

Cash paid:

      Interest				      $      ---              $       ---

Non-cash transactions related to
 investing activities:

       Change in accrued interest on
         bank loan allocated to land      $  (225,026)            $    (225,026)

       Change in accrued other cost
	   of development allocated to      $   107,484             $       ---
	   land


						COR DEVELOPMENT, LLC
					(A Development Stage Company)
				NOTES TO CONDENSED FINANCIAL STATEMENTS

						September 30, 2001
1.	Basis of presentation

The accompanying unaudited condensed financial statements of COR Development, LLC (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the COR Development, LLC annual report on Form 10-KSB for the year ended December 31, 2000.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Members

COR DEVELOPMENT, LLC

We have reviewed the condensed balance sheet of COR Development, LLC (a development stage company) as of September 30, 2001 and the related condensed statements of operations and cash flows for the for the three-month and nine-month period ended September 30, 2001 and the period from inception (March 24, 2000) through September 30, 2001. These financial statements are the responsibility of the Company's management.

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